Form 10-Q
period 2012-08-31
PASSPORT POTASH INC
filed 2012-10-15
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-54751

PASSPORT POTASH INC.
(Exact name of small business issuer as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

608 – 1199 West Pender Street
Vancouver, BC, Canada	V6E 2R1
(Address of principal executive offices)	(Zip Code)

(604) 687-0300
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
172,751,863 shares of common stock as of October 9, 2012.

PASSPORT POTASH INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2012

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in our registration statement on Form 10, as amended, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors or any of them may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements in this quarterly report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  our exploration activities may not result in commercially exploitable quantities of potash on our current or any future mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2012.

The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the six months ended August 31, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 29, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 29, 2012.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Financial Statements
Six months ended August 31, 2012
(Expressed in United States Dollars)

Passport Potash Inc.
Consolidated Statements of financial position - unaudited
(Expressed in United States dollars)

	Notes	August 31,	February 29,
		2012	2012
ASSETS
Current assets
Cash and cash equivalents		$2,796,378	$8,599,010
Receivables	4	46,238	47,075
Prepaid expenses		12,074	79,837
		2,854,690	8,725,922

Equipment	2	934	1,044
Unproven mineral properties	3	1,600,000	1,300,000
Long term deposit	3	475,000	225,000
Reclamation deposits	3	15,000	15,000
		2,090,934	1,541,044

TOTAL ASSETS		$4,945,624	$10,266,966

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	4	$325,211	$522,649
Derivative liability	5	1,196,104	6,374,170
TOTAL LIABILITIES		1,521,315	6,896,819

STOCKHOLDERS’ EQUITY
Common stock – Unlimited authorized without par value, 172,751,863 and 169,323,707 issued and outstanding at August 31, 2012 and February 29, 2012, respectively	6	31,963,397	31,286,606
Additional paid-in capital	6	11,143,441	11,052,223
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(26,167,711)	(25,453,864)
TOTAL STOCKHOLDERS’ EQUITY		3,424,309	3,370,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,945,624	$10,266,966

Commitments and contingencies (Notes 1 and 3)
Subsequent event (Note 7)

On behalf of the Board of Directors:

“Joshua Bleak”	”Laara Shaffer”
Director	Director

See accompanying notes to the consolidated financial statements	6

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of operations – unaudited
(Expressed in United States dollars)

							For the period
							May 22, 2007
							(Inception of
			Three month periods ended		Six month periods ended		Exploration
							Stage) to
	Note		August 31,	August 31,	August 31,	August 31,	August 31,
			2012	2011	2012	2011	2012
Operating Expenses
Administration	4		$21,591	$54,925	$26,092	$54,925	$867,596
Advertising			134,987	172,724	345,944	357,359	1,510,324
Business development			113,119	68,688	306,348	105,122	717,715
Consulting fees	4		135,590	588,677	313,858	1,014,738	7,574,464
Depreciation	2		55	71	110	142	2,107
Foreign exchange (gain) loss			(161,934)	87,965	143,947	59,657	101,659
Investor relations			67,399	157,149	188,671	547,482	1,167,424
Management fees	4		166,043	48,863	337,044	451,110	2,950,381
Mineral property impairment	3		-	-	-	-	652,784
Mineral property option payments and exploration costs	3		2,558,018	2,101,148	3,794,043	4,970,050	15,052,312
Office and miscellaneous			17,720	9,258	34,971	17,957	222,515
Professional fees			262,774	66,682	336,499	88,610	893,909
Property investigation costs			-	-	-	-	24,483
Transfer agent and filing fees			16,855	26,695	19,298	47,329	302,500
Net loss before other items			(3,332,217)	(3,382,845)	(5,846,825)	(7,714,481)	(32,040,173)
Other items
Change in derivative liability	5		1,749,229	4,094,898	4,995,782	12,160,684	5,557,132
Interest income			10,334	-	24,528	-	87,025
Loss on debt settlement			-	-	-	-	(37,488)
Mineral property - recovery	3		112,668	-	112,668	-	112,668
Other income			-	-	-	-	153,125
			1,872,231	4,094,898	5,132,978	12,160,684	5,872,462
Net profit (loss)			$(1,459,986)	$712,053	$(713,847)	$4,446,203	$(26,167,711)

Earnings (loss) per share – basic		$	(0.01)	$0.00	$0.00	$0.04

Earnings per share – dilutive			$-	$0.01	$-	$0.04
Weighted average number of shares outstanding– basic			172,118,709	124,071,250	170,721,208	124,285,681
Weighted average number of shares outstanding– dilutive			-	125,460,598	-	124,980,355

See accompanying notes to the consolidated financial statements	7

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of shareholders’ equity - unaudited
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 29, 2012	169,323,707	$31,286,606	$11,052,223	$(13,514,818)	$(25,453,864)	$3,370,147
Net loss	-	-	-	-	(713,847)	(713,847)
Shares issued for cash – warrants exercised	1,778,156	176,976	-	-	-	176,976
Shares issued to acquire unproven mineral properties	1,650,000	317,531	-	-	-	317,531
Transfer from derivative liability – warrants exercised	-	182,284	-	-	-	182,284
Stock-based compensation	-	-	91,218	-	-	91,218

Balance at August 31, 2012	172,751,863	$31,963,397	$11,143,441	$(13,514,818)	$(26,167,711)	$3,424,309

See accompanying notes to the consolidated financial statements	8

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

			Cumulative from
			May 22, 2007
	Six month periods ended		(Inception of
	August 31,	August 31,	Exploration Stage) to
	2012	2011	August 31, 2012

Operating activities
Net Profit (loss)	$(713,847)	$4,446,203	$(26,167,711)
Adjustments for:
Depreciation	110	142	2,107
Fair value adjustment on warrants	(4,995,782)	(12,160,684)	(5,557,132)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	-	-	37,488
Mineral property option payments	317,531	669,384	1,780,306
Other income	-	-	(138,474)
Stock-based compensation	91,218	2,055,322	10,984,615
Changes in non-cash working capital items:
Receivables	837	(43,743)	(46,238)
Prepaid expenses	67,763	(59,036)	(9,972)
Trade payables and accrued liabilities	(197,438)	(26,338)	296,310
Net cash flows used in operating activities	(5,429,608)	(5,118,750)	(19,074,961)

Investing activities
Reclamation deposits	-	(20,623)	(15,000)
Long term deposits	(250,000)	-	(475,000)
Mineral property acquisition costs	(300,000)	-	(1,600,000)
Net cash flows used in investing activities	(550,000)	(20,623)	(2,090,000)

Financing activities
Proceeds on issuance of common shares - net of share issue costs	176,976	822,139	23,961,339
Net cash flows from financing activities	176,976	822,139	23,961,339
Increase (decrease) in cash and cash equivalents	(5,802,632)	(4,317,234)	2,796,378
Cash and cash equivalents, beginning	8,599,010	10,719,413	-

Cash and cash equivalents, ending	$2,796,378	$6,402,179	$2,796,378

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Cash and cash equivalents consist of:
Cash at bank	$768,578	$167,369
Guaranteed investment certificates	2,027,800	6,234,810
	$2,796,378	$6,402,179

See accompanying notes to the consolidated financial statements	9

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987 under Part 1A of the Quebec Companies Act. On May 4, 2011, the Company continued its corporate jurisdiction from the province of Quebec to the province of British Columbia, Canada, effective April 26, 2011. The Company is engaged in the acquisition and exploration of mineral properties. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial for the year ended February 29, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 29, 2012 included in the Company’s Form 10 registration statement.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2012, the Company has not achieved profitable operations and has an accumulated a deficit. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately up on its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – EQUIPMENT

Equipment
Cost
At February 29, 2012	$34,527
At August 31, 2012	$34,527
Depreciation
At February 29, 2012	$33,483
Charge for the period	110
At August 31, 2012	$33,593
Net book value
At February 29, 2012	$1,044
At August 31, 2012	$934

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	August 31, 2012	Additions	February 29, 2012
Property acquisition costs
Cash paid for properties	$1,600,000	$300,000	$1,300,000
Balance, ending	$1,600,000	$300,000	$1,300,000
Mineral property option payments and exploration costs
Costs incurred:
Assay	$186,620	$113,301	$73,319
Drilling and related costs	6,969,835	1,755,426	5,214,409
Geological consulting	1,855,289	542,190	1,313,099
License and filing	136,748	37,345	99,403
Option payments	3,594,564	931,501	2,663,063
Project administration	2,309,256	414,280	1,894,976
Recovery	(112,668)	(112,668)	-
Balance, ending	$14,939,644	$3,681,375	$11,258,269

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES

The Company acquired mineral claims in the Holbrook Basin Project through the following agreements:

Southwest Exploration Property, Arizona

On September 30, 2008, as amended, the Company entered into an option agreement to purchase an undivided 100% of certain mining claims located in the Holbrook Basin region of Arizona, USA, for the following considerations:

a)	$100,000 on execution of the agreement (paid);
b)	1,000,000 options (issued) upon receipt of TSX Venture Exchange (“TSX-V”) approval of the agreement;
c)	$125,000 ninety days following issuance of a drilling permit from the Arizona State Land Department (paid);
d)	250,000 shares on April 1, 2009 (issued with a fair value of $26,988);
e)	2,681,000 shares on October 1, 2009 (issued with a fair value of $217,064);
f)	5,000,000 shares on November 1, 2010 (issued with a fair value of $262,274);
g)	$350,000 six months following TSX-V approval of the issuance of 5,000,000 shares (paid);
h)	Funding of US$200,000 in exploration expenditures pursuant to the completion of a NI 43-101 technical report (completed);
i)	250,000 shares upon completion of a NI 43-101 technical report after drilling (issued with a fair value of $45,595); and
j)	During the year ended February 29, 2012, the Company purchased the 1% Net Smelter Royalty (“NSR”) for $1 million.

The Company now has a 100% interest, with no NSR, in the Southwest Exploration Property.

At August 31, 2012, the Company had a reclamation bond of $15,000 (February 29, 2012: $15,000) for work done on the Southwest Exploration Property.

Twin Buttes Ranch, Arizona

On August 28, 2009, as amended, the Company entered into a four year lease with an option to purchase private deeded land within the Holbrook Basin. Under the terms of the agreement the Company can earn a 100% undivided interest in the deeded land and sub-surface mineral rights by making lease payments totaling $500,000 over four years and, upon exercising its option to purchase, by paying $20,000,000 for the entire Twin Buttes Ranch including all sub-surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub-surface mineral rights.

Details of the payments under the agreement are as follows:

a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);
b)	A payment of $25,000 on September 17, 2010 (paid);
c)	A payment of $75,000 on December 1, 2010 (paid);
d)	A payment of $150,000 on August 28, 2011 (paid); and
e)	A payment of US$200,000 on August 28, 2012 (paid).

Upon exercising its option to purchase the entire Twin Buttes Ranch, the Company must deliver a certified cheque in the amount of US$1,000,000 on or before 5pm (Arizona time), August 28, 2013 (the option expiry date), followed by a payment of US$ 19,000,000 within thirty days.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Twin Buttes Ranch, Arizona (cont’d)

The lease agreement and purchase option will expire on August 28, 2013 or such other time as is mutually acceptable and agreed to in writing by both parties.

Fitzgerald Ranch, Arizona

On May 7, 2012, the Company entered into an agreement to acquire the Fitzgerald Ranch which lies directly adjacent to the Twin Buttes Ranch for $15,000,000.

At August 31, 2012 the Company had paid $475,000 (February 29, 2012: $225,000) as a deposit towards this purchase. The closing of the sale is to take place on December 18, 2012.

Joint Exploration Agreement – HNZ Potash, LLC (“HNZ”)

On July 27, 2012 the Company entered into a Joint Exploration Agreement in which the Company assigned 50% of their interest in certain permits, twenty-one permitted parcels, within the Holbrook Basin Project (from Southwest Exploration Property and Twin Buttes Ranch above) to HNZ. In return, HNZ reimbursed the Company for 50% of mineral exploration costs previously incurred on the permits, ($112,668 received during the six months ended August 31, 2012), and the Company will be liable for 50% of the future costs relating to the permits.

American Potash LLC, Arizona

On November 12, 2010, the Company entered into an option agreement to acquire 100% of the right, title and interest in five exploration permits within the Holbrook basin for the following considerations:

a)	500,000 shares of the Company to be issued on the earlier of December 15, 2010 or within five business days of the TSX-V acceptance date (issued with a fair value of $130,444);
b)	Three cash payments of $30,000 each within 12, 18, and 24 months of the acceptance date ($30,000 paid during the year ended February 29, 2012 and $60,000 paid during March, 2012); and
c)	All taxes assessed against the property and minimum exploration work to keep the claims in good standing.

The Company purchased the 2% NSR during March, 2012 for $300,000.

Mesa Uranium, Arizona

On August 31, 2010, the Company entered into an agreement to acquire 100% undivided interest in three exploration permits within the Holbrook basin for the following considerations:

a)	500,000 shares of the Company upon TSX-V approval (issued with a fair value of $40,625);
b)	$20,000 within 90 days of the completion of next financing after the agreement date (paid);
c)	Minimum exploration expenditures of $19,518 in 2010 as required by the Arizona State Land Department (completed); and
d)	Maximum available assessment work credits or payments in lieu of the minimum requirements to keep the claims in good standing.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Mesa Uranium, Arizona (cont’d)

On completion of all terms above, the Company shall have earned a 75% interest and title of the permits shall be transferred to the Company (completed). The Company can purchase the remaining 25% interest by paying $100,000 cash, share equivalent or work expenditures (completed). The property is subject to a 2% NSR and the Company can purchase the NSR at the price of $300,000 for the full 2%. During the year ended February 29, 2012, the Company purchased the 2% NSR for $300,000.

The Company now has a 100% interest, with no NSR, in the Mesa property.

Ringbolt Property, Arizona

On March 28, 2011 the Company entered into an option agreement to acquire 90% undivided legal and beneficial interest in and to the Ringbolt Property free and clear of all encumbrances in exploration leases for the following considerations:

a)	$50,000 upon execution of this agreement (paid);
b)	$250,000 upon TSX-V approval received on May 17, 2011 and 1,000,000 common shares (issued with a fair value of $669,384);
c)	Minimum exploration expenditures within 1 year of TSX-V approval of $500,000;
d)	On or before the first anniversary of TSX-V approval $350,000 and 1,400,000 common shares (see below);
e)	Minimum exploration expenditures within first year of first anniversary of TSX-V approval of $750,000;
f)	$350,000 upon second anniversary of TSX-V approval and 1,600,000 common shares; and
g)	Minimum exploration expenditures within 1 year of 2nd anniversary of TSX-V approval of $1,000,000.

On completion of all terms above, the Company shall have earned a 90% interest and title of the permits shall be transferred to the Company. Upon exercise of the option agreement, the Company shall be deemed to be granted an option to purchase the remaining 10% interest in the property for the payment of $5,000,000.

The Company paid a finder’s fee of $25,825 to a third party in connection with this option agreement.

The Company became subject to a civil action in the Third Judicial District court, Salt Lake County, State of Utah in connection with the Ringbolt Property option agreement. The optionors are seeking payment of $350,000, 1,400,000 of the Company’s shares and $20,716 in expenses related to the property, alternatively damages of $644,000. The Company did not make the required payment and did not issue the shares to the optionors as it contends that the optionors are in default of the option agreement. The Company has counter claimed for specific performance under the option agreement and has paid the $350,000 and issued the 1,400,000 shares to the Utah court. The 1,400,000 shares were issued with a fair value of $271,936 (Note 7).

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	August 31,	February 29,
	2012	2012
Company’s controlled by Directors of the Company (i)	$58,393	$19,683
Company’s controlled by Directors of the Company (ii)	-	15,812
	$58,393	$35,495

(i) This amount is unsecured, non-interest bearing and have no fixed terms of repayment.

(ii) The amount is unsecured, bears a monthly interest rate of 1.5% and had no fixed terms of repayment. The following amounts due from related parties are included in receivables:

	August 31,	February 29,
	2012	2012
Company’s controlled by Directors of the Company (i)	$11,356	$-

(i) These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

Related party transactions

The Company incurred the following transactions with directors, officers and companies that are controlled by directors and officers of the Company.

	Six month period ended
	August 31,	August 31,
	2012	2011
Administration	$15,401	$-
Consulting	258,177	28,953
Management fees	187,044	90,183
Mineral property option payments and exploration costs	283,043	-
	$743,665	$119,136

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 5 – DERIVATIVE LIABILITY

	August 31,	February 29,
	2012	2012
Balance, beginning	$6,374,170	$26,589,856
Fair value of warrants issued	-	3,668,077
Fair value of warrants exercised	(182,284)	(1,674,607)
Change in derivative liability	(4,995,782)	(22,209,156)
Balance, ending	$1,196,104	$6,374,170

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		August 31, 2012		February 29, 2012
	Exercise Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
July 17, 2009	$0.20	-	$-	-	$-
June 29, 2010	$0.10	-	-	1,713,156	312,520
November 8, 2010	$0.10	7,924,545	580,751	7,924,545	1,488,100
January 31, 2011	$0.35	20,070,000	100,384	20,070,000	1,764,212
January 11, 2012	$0.20	21,027,632	514,969	20,833,204	2,809,338
		49,022,177	$1,196,104	50,540,905	$6,374,170

The fair value of the share purchase warrants were calculated using the Black-Scholes valuation model using the following assumptions: Expected dividend yield – 0% (February 29, 2012: 0%); Expected stock price volatility –81%-91% (February 29, 2012: 102%-109%); Risk-free interest rate – 0.95% -0.98% (February 29, 2012: 0.93% -0.95%); Expected life of share purchase warrants – 0.19 - 0.42 years (February 29, 2012: 0.33 -0.92 years).

NOTE 6 – COMMON STOCK

Common shares

During the period ended August 31, 2012, the Company issued the following shares:

(a)	During the period ended August 31, 2012, 1,778,156 warrants were exercised at CDN$0.10 per share for proceeds of $176,976.

(b)	The Company issued 1,650,000 shares pursuant to mineral property option agreements at fair values ranging from CDN$0.19 to CDN$0.20 per share for a total fair value of $317,531.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 6 – COMMON STOCK (cont’d)

Stock options

The changes in options during the six month period ended August 31, 2012 are as follows:

	Six month period ended
	August 31, 2012
		Weighted
		average
		exercise
	Number of	price
	options	(CDN$)
Options outstanding, February 29, 2012	16,811,892	$0.31
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding, August 31, 2012	16,811,892	$0.31

Options exercisable, August 31, 2012	16,699,392	$0.32

Details of options outstanding as at August 31, 2012 are as follows:

Number of	Exercise price
Options	CDN$	Expiry date
150,000	0.10	October 25, 2012
348,750	0.10	November 16, 2015
1,531,500	0.32	January 10, 2016
5,777,000	0.20	February 11, 2016
1,321,500	0.20	March 3, 2016
1,826,000	0.59	June 21, 2016
1,690,500	0.42	September 12, 2016
4,166,642	0.38	January 20, 2017
16,811,892

The options outstanding as at August 31, 2012 have a weighted average remaining contractual life of 3.77 years (February 29, 2012 - 4.27 years).

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2012

NOTE 6 – COMMON STOCK (Cont’d)

Share purchase warrants

The changes in share purchase warrants during the six month period ended August 31, 2012 are as follows:

Number of warrants
Balance, February 29, 2012	50,800,333
Issued	-
Exercised	(1,778,156)
Balance, August 31, 2012	49,022,177

Details of the share purchase warrants outstanding as at August 31, 2012 are as follows:

Number of	Exercise price
warrants	CDN$	Expiry Date
7,924,545	0.10	November 12, 2012
21,027,632	0.20	January 11, 2013
20,070,000	0.35	January 31, 2013
49,022,177

The warrants outstanding as at August 31, 2012 have weighted a average remaining contractual life of 0.36 years (February 29, 2012 - 0.84 years).

NOTE 7 – SUBSEQUENT EVENT

Subsequent to August 31, 2012, the Utah Court granted the Company’s Motion for Preliminary Injunction. The Company has deposited a bond in the amount of $350,000 with the Court as security for the preliminary injunction the Court will issue in favor of the Company (Note 3).

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended August 31, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and six months ended August 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 29, 2012 audited financial statements, which were attached to our registration statement on Form 10, as amended, filed with the SEC on September 21, 2012. The results of operations for the periods ended August 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview of our Business

We were incorporated on July 31, 1987 under the laws of Québec, Canada under the name “Bakertalc Inc.” On January 21, 1994, we changed our name to “Palace Explorations Inc.” On November 11, 1996, we changed our name to “X-Chequer Resources Inc.” On September 29, 2004 we changed our name to “International X-Chequer Resources Inc.” On October 18, 2007, we changed our name to “Passport Metals Inc.” On November 10, 2009 we changed our name to “Passport Potash Inc.” Effective April 26, 2011, we continued our governing corporate jurisdiction from the Province of Québec to the Province of British Columbia under the name “Passport Potash Inc.” We are an exploration stage company engaged in the acquisition, exploration and development of mineral resource properties. We currently have an interest in or have the right to earn an interest in six properties: Southwest Exploration Property, Twin Buttes Ranch, Sweetwater/American Potash, Mesa Uranium, Ringbolt Property and Fitzgerald Ranch (the Holbrook Basin properties), which are all located in Arizona. We have not established any proven or probable reserves on our mineral property interests and we are not in actual development or production of any mineral deposit at this time. We are an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

Our principal focus is our Holbrook Basin potash project comprised of exploration permits and claims, some of which we hold directly and others which are subject to option, a lease over with an option to purchase the Twin Buttes Ranch property, and a purchase agreement for the Fitzgerald Ranch property. Our interest in our Holbrook Basin project is comprised of 53 Arizona State Land Department exploration permits, the Twin Buttes Ranch lease and option, the purchase agreement for the Fitzgerald Ranch property, and the option to purchase the Ringbolt exploration permits (an additional 25 ASLD permits).

Subsidiaries

We have one wholly owned subsidiary, PPI Holding Corporation, an Arizona corporation.

Mineral Properties/Agreements

Southwest Exploration Property

On September 30, 2008 we entered into a mineral property option agreement (the “Southwest Option Agreement”) with Southwest Exploration Inc. (“Southwest”) to acquire an undivided 100% interest in 13Arizona State Land Department exploration permits (“ASLD Exploration Permits”) comprising 8,413.3 acres ( 3,404.76 ha) of mineral exploration property located in Navajo County, in the Holbrook Basin, Arizona. Under the terms of the Southwest Option Agreement, any after acquired permits within the area of common interest may be made part of the property. Pursuant to this clause, 32 additional ASLD Exploration Permits were made part of the property for a total of 45 ASLD Exploration Permits.

Under the terms of the Southwest Option Agreement, as amended, we could acquire a 100% interest in the Southwest mining claims, subject to a 1% NSR retained by Southwest, in exchange for the following considerations:

(a)	$100,000 (paid) on execution of the agreement;
(b)	1,000,000 options (issued) upon receipt of TSX-V approval of the agreement;

(c)	$125,000 from 90 days following issuance of a drilling permit from the Arizona State Land Department. This permit was received on June 11, 2009 and $125,000 was paid July 23, 2009;
(d)	250,000 shares on April 1, 2009 (issued);
(e)	2,681,000 shares on October 1, 2009 (issued);
(f)	5,000,000 shares on November 1, 2010 (issued);
(g)	$350,000 from six months following TSX-V approval of the issuance of 5,000,000 shares (paid);
(h)	Funding of $200,000 in exploration expenditures pursuant to the completion of a NI 43-101 technical report (completed);
(i)	250,000 shares upon completion of a NI 43-101 technical report after drilling (issued); and
(j)	Southwest shall retain a 1% NSR (purchased by the Company).

If and when the option is exercised, the 100% right, title, and interest in and to the property will vest in us free and clear of all charges, encumbrances and claims, except for the NSR.

Currently, we have a blanket bond with the Arizona State Land Department in the amount of $15,000 for the ASLD Exploration Permits. In addition, we also have a bond with the Arizona Oil and Gas Conservation Commission in the amount of $55,000 for drilling permits.

We entered into an amendment to the Southwest Option Agreement, dated September 18, 2009, whereby the parties agreed to settle the October 1, 2009 scheduled cash payment of $225,000 with the issuance of 2,681,000 shares of the Company.

We entered into a second amendment to the Southwest Option Agreement, dated April 1, 2010, whereby the parties agreed to extend the due date for the payment of $250,000 to Southwest until October 1, 2010. As we had not satisfied this payment obligation by October 1, 2010, we issued 5,000,000 shares of our common stock to Southwest on November 8, 2010 in full satisfaction of the outstanding payment.

We completed the exercise of our option to purchase the 100% interest in the Southwest claims and the purchase of the 1% net smelter royalty in an agreement dated February 13, 2012. The Southwest permits are held by PPI Holding Corporation, our wholly owned Arizona subsidiary.

Twin Buttes Ranch Property

On August 28, 2009 we entered into a four-year lease with an option to purchase (the “Lease & Option Agreement”) with Twin Buttes Ranch, LLC respecting the Twin Buttes Ranch located in the potash-bearing Holbrook Basin of east-central Arizona. The Twin Buttes Ranch comprises some 28,526 acres (11,544 hectares) of private deeded land with 76.7% or approximately 21,894 acres (8,860 hectares) overlying the potash horizons within the Holbrook Basin.

Under the terms of the Lease & Option Agreement, we may acquire a 100% undivided interest in the deeded land and sub-surface mineral rights comprising the Twin Buttes Ranch property by making lease payments totaling $500,000 over a four year period and, upon exercising our option to purchase, by paying $20,000,000 for the entire Twin Buttes Ranch including all sub-surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub-surface mineral rights.

On September 30, 2010 we announced that we had amended the terms of the Lease & Option Agreement to provide for an extension of a portion of the initial cash payment until December 1, 2010.

Details of the payments under the Lease & Option Agreement are as follows:

(a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);
(b)	A payment of $25,000 on September 17, 2010 (paid);
(c)	A payment of $75,000 on December 1, 2010 (paid);
(d)	A payment of $150,000 on August 28, 2011 (paid);
(e)	A payment of $200,000 on August 28, 2012 (paid); and
(f)

Upon exercising its option to purchase the entire Twin Butte Ranch, the Company must deliver a certified cheque in the amount of $1,000,000 on or before 5pm (Arizona time), August 28, 2013 (the option expiry date), followed by a payment of $ 19,000,000 within thirty days.

The Lease & Option Agreement will expire on August 28, 2013, or such other time mutually agreed to in writing by the parties. All payments to date have been made and the option is in good standing.

Sweetwater/American Potash Property

On November 12, 2010 we entered into an option of Arizona exploration leases (the “Sweetwater Option Agreement”) with Sweetwater River Resources, LLC (“Sweetwater”) and American Potash, LLC (“American Potash”) to acquire the right, title and interest in five mineral exploration permits within the Holbrook Basin. The five permits consist of Arizona State Land Department exploration permits that cover more than 3,200 acres.

Pursuant to the terms of the Sweetwater Option Agreement, we could acquire a 100% interest in the exploration permits for the consideration of: (i) issuing 500,000 shares of our common stock by December 15, 2010; (ii) cash payment of CAD$90,000 payable in three installments of $30,000 each at 12 months, 18 months and 24 months from the date of signing the Sweetwater Option Agreement; and (iii) meeting the exploration expenditures a required by the Arizona State Land Department. We are responsible for payment of all exploration expenditures on the permits. Pursuant to the Sweetwater Option Agreement, the property was subject to a 2% net smelter royalty in favor of American Potash which we had the option to purchase at a price of $150,000 for 1% or $300,000 for the full 2%.

On March 27, 2012, we completed the exercise of the option under the Sweetwater Option Agreement and the repurchase of the 2% NSR royalty in respect of the Sweetwater exploration permits. The permits are held by PPI Holding Corporation, our wholly owned subsidiary.

Mesa Uranium Property

On August 31, 2010 we entered into a mineral property option agreement (the “Mesa Option Agreement”) with Mesa Uranium Corp. (“Mesa”) in respect of three Arizona State Land Department exploration permits covering approximately 1,950 acres, which are wholly owned by Mesa. Pursuant to the terms of the agreement, we had the right to acquire a 75% interest in the Mesa permits in consideration for the issuance of 500,000 shares of our common stock to Mesa, the payment of $20,000.00 cash to Mesa and meeting the minimum exploration expenditures as required by the Arizona State Land Department. Upon earning a 75% interest in the permits, we had the right to acquire the remaining 25% interest in the Mesa permits by paying $100,000 in cash, stock equivalent or work expenditures. Under the terms of the agreement, we are responsible for payment of all exploration expenditures on the leases. The property was subject to a 2% net smelter royalty which we had the option to purchase at a price of $150,000 per 1% or $300,000 for the full 2%.

On February 13, 2012, we exercised our option to acquire a 75% interest in the Mesa permits. On March 9, 2012, we announced that we had exercised our option to acquire the remaining 25% interest in the Mesa properties under the Mesa Option Agreement and to acquire the 2% NSR on those properties thereby acquiring a royalty-free, 100% interest in the Mesa properties. The permits are held by PPI Holding Corporation, our wholly owned subsidiary.

Ringbolt Property

On March 28, 2011 we entered into an option agreement (the “Ringbolt Option Agreement”) with Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen pursuant to which we acquired the right to acquire a 100% interest in the Ringbolt potash property located in the Holbrook Basin of southeast Arizona. The Ringbolt property is comprised of 15,994.32 acres of mineral exploration permits on land managed by the Arizona State Land Department.

Pursuant to the terms of the Ringbolt Option Agreement, we may acquire a 90% interest in the property by: (i) making cash payments totaling $1.0 million ($50,000 upon execution of the agreement, $250,000 upon TSX Venture Exchange approval, $350,000 on or before the 1st anniversary of TSX Venture Exchange approval, and $350,000 on or before the 2nd anniversary of TSX Venture Exchange approval), (ii) incurring a total of $2.25 million in exploration expenditures on the property over three years ($500,000 within 1 year of TSX Venture Exchange approval, $750,000 within 1 year of the 1st anniversary of TSX Venture Exchange approval, and $1,000,000 within 1 year of the 2nd anniversary of TSX Venture Exchange approval), and (iv) issuing four million common shares over a three-year period (1,000,000 shares upon TSX Venture Exchange approval, 1,400,000 shares on or before the 1st anniversary of TSX Venture Exchange approval, and 1,600,000 shares on or before the 2nd anniversary of TSX Venture Exchange approval). Upon satisfaction of these terms, we will have the right to purchase the remaining 10% interest for a cash payment of $5 million, which shall remain exercisable until the Ringbolt property goes into commercial production (defined as the sale of any mineral products from the property). In addition, pursuant to the Ringbolt Option Agreement, the Ringbolt property will be subject to a 1% gross overriding royalty on production from the property.

On May 18, 2012, we delivered a letter to North American Potash Developments Inc. (formerly Ringbolt Ventures Ltd.) and the other optionors (collectively, the “Optionor”), informing them that they were in breach of the Ringbolt Option Agreement and that the payment of cash and shares that were due on May 17, 2012 would not be paid until Optionor cured the defaults delineated in the default letter.

On May 25, 2012, we were informed by the Optionor that it had filed a civil action in Utah seeking specific performance of the Ringbolt Option Agreement.

On June 19, 2012, we filed an answer and counterclaim to the Ringbolt civil action and tendered to the Utah court the $350,000 in cash and the 1,400,000 shares which were due pursuant to the Ringbolt Option Agreement on May 17, 2012, pending a ruling by the court on the sufficiency of tender. The court ruled that tender to the court was not sufficient, therefore, the cash and shares were released to Optionor on July 10, 2012.

On September 10, 2012, we announced that the court had granted our motion for a preliminary injunction, which enjoined Optionor from terminating the Ringbolt Option Agreement based upon the grounds alleged by Optionor. We intend to continue to vigorously defend our rights in the Ringbolt Option Agreement.

Cooperative Agreement with Hopi Tribe

Portions of our Holbrook Basin potash project in Arizona are located adjacent to land privately owned by the Hopi Tribe. On March 8, 2011 we finalized a cooperative agreement with the Hopi Tribe which establishes a cooperative arrangement between us and the Hopi Tribe and gives us access across the privately owned Hopi lands to conduct exploration activities while allowing the Tribe to share in our study results. We are in continuing discussions with the Hopi Tribe on the project.

Fitzgerald Ranch Property

On August 17, 2011 we entered into a binding letter of intent with co-trustees of the Fitzgerald Living Trust (the “Seller”) to acquire real estate covering a total of 41,000 contiguous acres of royalty-free private land (the “Fitzgerald Ranch”) located near Holbrook and adjacent to our Twin Butte Ranch holdings in the Holbrook Basin. On May 14, 2012, we announced that we have entered into a purchase agreement (the “Agreement”) to acquire the Fitzgerald Ranch in exchange for a total purchase price of $15 million on the following material terms: (i) $250,000 to be irrevocably released to the Seller upon execution of the Agreement; (ii) an additional $250,000 to be placed into escrow and irrevocably released to the Seller on July 1, 2012; (iii) during the term of the Agreement, we have the right to perform exploration activities on the property; (iv) a payment of $14.5 million at closing to take place on December 18, 2012; and (v) the final purchase is subject to TSX Venture Exchange approval.

A provision of the Agreement grants us the right to perform exploration activities on the property. We have added 8 additional drill holes to our 2012 drill program which will be drilled on the Fitzgerald Ranch.

Joint Exploration Agreement with HNZ Potash, LLC

On July 27, 2012, we entered into a Joint Exploration Agreement (the “Agreement”) with HNZ Potash, LLC (“HNZ”) to jointly explore and potentially develop twenty-one permitted parcels in which we hold ASLD exploration permits and which are located on the southernmost area of our landholdings (the “Permit Property”). The Permit Property is within HNZ’s private landholdings and has not been previously explored by us. Under the terms of the Agreement, HNZ has agreed to pay us 50% of certain costs previously incurred by us with respect to the Permit Property, and we will assign a 50% interest in the Permit Property to HNZ.

The purposes of the Agreement are to: (i) conduct exploration and to evaluate the potential for development and mining of the Permit Property; (ii) to acquire interests within the lands owned by the Hopi Tribe commonly referred to as the Dobell Ranch lands as more particularly described in the Agreement; (iii) if justified by the exploration activities, the parties upon mutual agreement will form an entity to seek a mining lease to jointly engage in development and mining of the Permit Property; (iv) to complete and satisfy all environmental compliance obligations and continuing obligations affecting the Permit Property; and (v) to perform any other activity necessary, appropriate, or incidental to any of the foregoing. During the term of the Agreement, the parties will equally share the costs for maintaining the Permit Property in good standing with the ASLD. The parties may, either alone or jointly, conduct exploration of any or all of the Permit Property pursuant to one or more plans of exploration.

The term of the Agreement shall begin on the effective date of the Agreement and extend to the expiration of the fifth year term of the last permit covered by the Agreement, or any permit obtained as a replacement therefor (the “Term”); provided, however, that, if during the Term the participants (or any entity formed by the participants) jointly apply for a mineral lease or mineral leases on any portion of the Permit Property, the Term shall be automatically extended to the date a final determination is issued by the ASLD regarding the last mineral lease application.

Other provisions in the Agreement include the following:

  The parties will provide to each other existing exploration data from their Holbrook Basin potash exploration activities. The data provided by each Party may be used by the other party to update their existing or future resource reports or any other future reports.

  The parties will provide each other vehicular access across existing pave and unpaved roads on property controlled by the other party.

  The parties have established an area of mutual interest and have agreed to jointly pursue opportunities within this area.

The foregoing description of the Joint Exploration Agreement does not purport to be complete and is qualified in its entirety by reference to the Joint Exploration Agreement, which is attached hereto as Exhibit 10.12, and is incorporated herein by reference.

Employees

As at August 31, 2012, we do not have any employees, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to August 31, 2012 as well as for the three and six month periods ended August 31, 2012 and 2011:

					May 22, 2007
					(inception of
	Three month periods ended		Six month periods ended		Exploration Stage)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2012	2011	2012	2011	2012

Operating Expenses:
Administration	$21,591	$54,925	$26,092	$54,925	$867,596
Advertising	134,987	172,724	345,944	357,359	1,510,324
Business development	113,119	68,688	306,348	105,122	717,715
Consulting fees	135,590	588,677	313,858	1,014,738	7,574,464
Depreciation	55	71	110	142	2,107
Foreign exchange (gain) loss	(161,934)	87,965	143,947	59,657	101,659
Investor relations	67,399	157,149	188,671	547,482	1,167,424
Management fees	166,043	48,863	337,044	451,110	2,950,381
Mineral property impairment	-	-	-	-	652,784
Mineral property option payments and exploration costs	2,558,018	2,101,148	3,794,043	4,970,050	15,052,312
Office and miscellaneous	17,720	9,258	34,971	17,957	222,515
Professional fees	262,774	66,682	336,499	88,610	893,909
Property investigation costs	-	-	-	-	24,483
Transfer agent and filing fees	16,855	26,695	19,298	47,329	302,500
Net loss before other items	(3,332,217)	(3,382,845)	(5,846,825)	(7,714,481)	(32,040,173)

Other Items

Change in derivative liability	1,749,229	4,094,898	4,995,782	12,160,684	5,557,132
Interest income	10,334	-	24,528	-	87,025
Loss on debt settlement	-	-	-	-	(37,488)
Mineral property - recovery	112,668	-	112,668	-	112,668
Other Income	-	-	-	-	153,125

	1,872,231	4,094,898	5,132,978	12,160,684	5,872,462

Net profit (loss)	$(1,459,986)	$712,053	$(713,847)	$4,446,203	$(26,167,711)
Earnings (Loss) per share - basic	$0.01	$0.00	$0.00	$0.04
Earnings per share - dilutive	$-	$0.01	$-	$0.04
Weighted average number of shares
Outstanding during the year - basic	172,118,709	124,071,250	170,721,208	124,285,681
Weighted average number of shares
Outstanding during the year - dilutive	-	125,460,598	-	124,980,355

Results of Operations for the three month periods ended August 31, 2012 and 2011

Revenues

During the three month periods ended August 31, 2012 and 2011, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three month period ended August 31, 2012 were 3,332,217 as compared to $3,382,845 during the three month period ended August 31, 2011. Significant changes and expenditures are outlined as follows:

  Administration expenses were $21,591 and $54,925 for the three month periods ended August 31, 2012 and 2011, respectively. The decrease in administration expenses was mainly due to the Company not paying any stock based compensation for administration during the three month period ended August 31, 2012 as compared to $54,925 stock based compensation issued for administration during the three month period ended August 31, 2011.

  Advertising expenses were $134,987 and $172,724 for the three month periods ended August 31, 2012 and 2011, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the three month period ended August 31, 2012.

  Business Development expenses were $113,119 and $68,688 for the three month periods ended August 31, 2012 and 2011, respectively. The increase was due to additional travel expenses and attending more conventions during the three month period ended August 31, 2012.

  Consulting fees were $135,590 and $588,677 for the three month periods ended August 31, 2012 and 2011, respectively. The decrease was due to the Company not paying any stock based compensation to consultants during the three month period ended August 31, 2012 as compared to $473,645 stock based compensation issued to consultants during the three month period ended August 31, 2011.

  Depreciation expense was $55 and $71 for the three month periods ended August 31, 2012 and 2011, respectively.

  Foreign exchange (gain) loss was ($161,934) and $87,965 for the three month periods ended August 31, 2012 and 2011, respectively. The change being a gain for the three month period ended August 31, 2012 compared to a loss for the three month period ended August 31, 2011 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $67,399 and $157,149 for the three month periods ended August 31, 2012 and 2011, respectively. The decrease was due to a decrease in spending on investor relations activity during the three month period ended August 31, 2012 as well as the Company decreasing its stock based compensation payment to investor relations for the three month period ended August 31, 2012 as compared to the three month period ended August 31, 2011. The net effect was a decrease of $89,750.

  Management fees were $166,043 and $48,863 for the three month periods ended August 31, 2012 and 2011, respectively. The increase in management fees was due to the overall increase in operating activities during the three month period ended August 31, 2012.

  Mineral property option payments and exploration costs were $2,558,018 and $2,101,148 for the three month periods ended August 31, 2012 and 2011, respectively. The increase was due to the Company incurring more option payments and exploration costs during the three month period ended August 31, 2012 in both cash and stock based compensation.

  Office and miscellaneous expenses were $17,720 and $9,258 for the three month periods ended August 31, 2012 and 2011, respectively. The increase was due to the increase in operating activities during the three month period ended August 31, 2012.

  Professional fees were $262,774 and $66,682 for the three month periods ended August 31, 2012 and 2011, respectively. The increase was due to the legal proceedings involving the Ringbolt Property and regulatory filings resulting in increased professional fees during the three month period ended August 31, 2012.

  Transfer agent and filing fees were $16,855 and $26,695 for the three month periods ended August 31, 2012 and 2011, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the three month period ended August 31, 2012.

Other Items

During the three month period ended August 31, 2012, our other items accounted for $1,872,231 in income as compared to $4,094,898 in income for the three month period ended August 31, 2011. The significant changes in other items income (expenses) are outlined as follows:

  Change in derivative liability was $1,749,229 and $4,094,898 for the three month periods ended August 31, 2012 and 2011, respectively. The change in derivative liability was due to a decrease in the fair value of the derivative liability for the three month period ended August 31, 2012 as compared to the three month period ended August 31, 2011.

  Interest income was $10,334 and $Nil for the three month periods ended August 31, 2012 and 2011, respectively. The increase was due to the Company having more funds in short term interest bearing securities during the three month period ended August 31, 2012.

  Mineral property recovery was $112,668 and $Nil for the three month periods ended August 31, 2012 and 2011, respectively. The increase was due to reimbursement for previously incurred exploration costs from HNZ Potash, LLC pursuant to the Joint Exploration Agreement HNZ Potash, LLC and the Company.

Net Income (Loss)

The net (loss) income was $(1,459,986) and $712,053 for the three month periods ended August 31, 2012 and 2011, respectively. The decrease in net income of $2,172,039 resulted primarily from the change in derivative liability from $4,094,898 in the three month period ended August 31, 2011 to $1,749,229 in the three month period ended August 31, 2012, which was further reduced by an increase in business development expenses, management fees, mineral property option payments and exploration costs, office and miscellaneous expenses, and professional fees, which was offset by a decrease in administration expenses, advertising expenses, consulting fees, foreign exchange gain, investor relations fees, and transfer agent and filing fees.

Results of Operations for the six month periods ended August 31, 2012 and 2011

Revenues

During the six month periods ended August 31, 2012 and 2011, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the six month period ended August 31, 2012 were $5,846,825 as compared to $7,714,481 during the six month period ended August 31, 2011. Significant changes and expenditures are outlined as follows:

  Administration expenses were $26,092 and $54,925 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease in administration expenses was mainly due to the Company not paying any stock based compensation for administration during the six month period ended August 31, 2012 as compared to $54,925 stock based compensation issued for administration during the six month period ended August 31, 2011.

  Advertising expenses were $345,944 and $357,359 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease was due to slightly less promotion purposes to increase market awareness of the Company during the six month period ended August 31, 2012.

  Business Development expenses were $306,348 and $105,122 for the six month periods ended August 31, 2012 and 2011, respectively. The increase was due to additional travel expenses and attending more conventions during the six month period ended August 31, 2012.

  Consulting fees were $313,858 and $1,014,738 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease was due to the Company not paying any stock based compensation to consultants during the six month period ended August 31, 2012 as compared to $798,572 stock based compensation issued to consultants during the six month period ended August 31, 2011, which was offset by the Company paying $97,692 more in cash to consultants during the six month period ended August 31, 2012 as compared to the six month period ended August 31, 2011.

  Depreciation expense was $110 and $142 for the six month periods ended August 31, 2012 and 2011, respectively.

  Foreign exchange (gain) loss was $143,947 and $59,657 for the six month periods ended August 31, 2012 and 2011, respectively. The change being a smaller loss in 2011 than the loss in 2012 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $188,671 and $547,482 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease was due to a decrease in spending on investor relations activity during the six month period ended August 31, 2012 as well as the Company only paying $91,218 in stock based compensation to investor relations during the six month period ended August 31, 2012 as compared to $469,912 in stock based compensation payment to investor relations during the six month period ended August 31, 2011, which was offset by the Company paying $19,883 more in cash to investor relations during the six month period ended August 31, 2012 as compared to the six month period ended August 31, 2011. The net effect was a decrease of $358,811.

  Management fees were $337,044 and $451,110 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease in management fees was mainly due to the Company not paying any stock based compensation to management during the six month period ended August 31, 2012 as compared to $360,927 in stock based compensation to management during the six month period ended August 31, 2011. The net effect was a decrease of $114,066.

  Mineral property option payments and exploration costs were $3,794,043 and $4,970,050 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease was due to the Company incurring less option payments and exploration costs in both cash and stock based compensation during the six month period ended August 31, 2012.

  Office and miscellaneous expenses were $34,971 and $17,957 for the six month periods ended August 31, 2012 and 2011, respectively. The increase was due to the increase in operating activities during the six month period ended August 31, 2012.

  Professional fees were $336,499 and $88,610 for the six month periods ended August 31, 2012 and 2011, respectively. The increase was due to an increase in operating activities and regulatory filings as well as the legal proceedings involving the Ringbolt Property resulting in increased professional fees during the six month period ended August 31, 2012.

  Transfer agent and filing fees were $19,298 and $47,329 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the six month period ended August 31, 2012.

Other Items

During the six month period ended August 31, 2012, our other items accounted for $5,132,978 in income as compared to $12,160,684 in income for the six month period ended August 31, 2011. The significant changes in other items income (expenses) are outlined as follows:

  Change in derivative liability was $4,995,782 and $12,160,684 for the six month periods ended August 31, 2012 and 2011, respectively. The change in derivative liability was due to a decrease in the fair value of the derivative liability for the six month period ended August 31, 2012 as compared to the six month period ended August 31, 2011.

  Interest income was $24,528 and $Nil for the six month periods ended August 31, 2012 and 2011, respectively. The increase was due to the Company having more funds in short term interest bearing securities during the six month period ended August 31, 2012.

  Mineral property recovery was $112,668 and $Nil for the six month periods ended August 31, 2012 and 2011, respectively. The increase was due to reimbursement for previously incurred exploration costs from HNZ Potash, LLC pursuant to the Joint Exploration Agreement HNZ Potash, LLC and the Company.

Net Income (Loss)

The net (loss) income was $(713,847) and $4,446,203 for the six month periods ended August 31, 2012 and 2011, respectively. The decrease in net income of $5,160,050 resulted primarily from the change in derivative liability from $12,160,684 in the six month period ended August 31, 2011 to $4,995,782 in the six month period ended August 31, 2012, which was further reduced by an increase in business development expenses, foreign exchange loss, office and miscellaneous expenses, and professional fees, which was offset by a decrease in administration expenses, advertising expenses, consulting fees, investor relations fees, management fees, mineral property option payments and exploration costs, and transfer agent and filing fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at August 31, 2012, our current assets were $2,854,690 and our current liabilities were $1,521,315 resulting in a working capital surplus of $1,333,375. Our current assets as at August 31, 2012 consisted of cash and cash equivalents of $2,796,378, receivables of $46,238 and prepaid expenses of $12,074. Our current liabilities as at August 31, 2012 consisted of trade payables and accrued liabilities of $325,211 and derivative liability of $1,196,104.

During the six month period ended August 31, 2012, we raised $176,976 from financing activities by stock issuances as compared to $822,139 in the six month period ended August 31, 2011 for stock issuances. At August 31, 2012, we had an aggregate of 49,022,177 (February 29, 2012: 50,800,333) share purchase warrants exercisable, between CAD$0.10 and CAD$0.35 per share, which have the potential upon exercise to convert to approximately CAD$12,022,480 over the next year. Further, as at August 31, 2012, a total of 16,699,392 (February 29, 2012: 16,474,392) stock options exercisable between CAD$0.10 and CAD$0.59 per share which have the potential upon exercise to generate a total of approximately CAD$5,284,954 in cash over the next four years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased to ($26,167,711) as at August 31, 2012 from ($25,453,864) as at February 29, 2012.

Our plan of operations over the next twelve months is to focus on the following:

  Update our 43-101 Technical Report by the end of September 2012 at an estimated cost of $3,054,832;

  Complete a preliminary economic assessment or our properties by the end of December 2012 at an estimated cost of $3,632,332;

  Complete the acquisition of the Fitzgerald Ranch property on December 18, 2012, which requires a payment of $14,500,000;

  Continue with the terms of the Ringbolt Option Agreement, which will require exploration expenditures of $750,000 on the property on or before May 17, 2013;

  Complete the acquisition of the Twin Buttes Ranch property which require a payment of $1,000,000 on or before August 28, 2013 and a payment of $19,000,000 on or before September 27, 2013.

Therefore, based on the above, we anticipate that we will require a total of approximately $41,937,164 for our plan of operations over the next twelve months. At August 31, 2012, we had cash of $2,796,378 and a working capital surplus of $1,333,375.

During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We are currently examining ways to finance our property acquisitions and operations though equity and/or debt financings, but we currently do not have any firm commitments for financing at this time. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs and property acquisitions going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our planned exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cashflows

During the six month period ended August 31, 2012, our net cash decreased by $5,802,632, which included net cash used in operating activities of ($5,429,608), net cash used in investing activities of ($550,000) and net cash provided by financing activities of $176,976.

Cash Flow used in Operating Activities

Operating activities in the six months ended August 31, 2012 used cash of ($5,429,608) compared to ($5,118,750) in the six months ended August 31, 2011. Significant changes in cash used in operating activities are outlined as follows:

  Loss was $713,847 compared to a profit of $4,446,203 in the six months ended August 31, 2012 and 2011, respectively. The decrease in profit was primarily a result of the decrease in the fair value of the derivative liability and the decrease in mineral property option payments and exploration costs.

The following non-cash items further adjusted the profit for the six months ended August 31, 2012 and 2011:

  Depreciation was $110 and $142 in the six months ended August 31, 2012 and 2011, respectively.

  Fair value adjustment on warrants were ($4,995,782) and ($12,160,684) in the six months ended August 31, 2012 and 2011, respectively. The decrease in fair value adjustment on warrants was a result of the decrease in the fair value of the derivative liability due to the passage of time, volume of warrants and the decrease in the stock price of the Company.

  Mineral property option payments and exploration costs were $317,531 and $669,384 in the six months ended August 31, 2012 and 2011, respectively. The decrease in non-cash mineral property option payments and exploration costs was a result of the Company paying all such expenses during the six month period ended August 31, 2012.

  Stock-based compensation was $91,218 and $2,055,322 in the six months ended August 31, 2012 and 2011, respectively. The decrease in stock-based compensation was a result of there being no stock options granted during the six month period ended August 31, 2012 and certain stock options vesting during the six month period ended August 31, 2012, which were granted in the fiscal year ended February 29, 2012.

The following changes in working capital items further adjusted the profit for the six months ended August 31, 2012 and 2011:

  Receivables were $837 and ($43,743) in the six months ended August 31, 2012 and 2011, respectively. The decrease in receivables was a result of the cash receipts of previously accrued interest on investment securities.
  Prepaid expenses were $67,763 and ($59,036) in the six months ended August 31, 2012 and 2011, respectively, due to a decrease by the Company in prepaid expenses.
  Trade payables and accrued liabilities were ($197,438) and ($26,338) in the six months ended August 31, 2012 and 2011, respectively. The increase in trade payables was due to delay in payment of accounts payable and accrued liabilities.

Cash Flow used in Investing Activities

During the six month period ended August 31, 2012, investing activities used cash of $550,000 compared to $20,623 during the six month period ended August 31, 2011. The change in cash used in investing activities from the six month period ended August 31, 2012 as compared to August 31, 2011 relates primarily to significant acquisition costs of mineral properties of $300,000 and long term deposits of $250,000.

Cash Flow provided by Financing Activities

During the six month period ended August 31, 2012, we raised $176,976 cash from financing activities as compared to $822,139 during the six month period ended August 31, 2011 from proceeds on issuance of common shares – net of share issue costs.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

Subsequent to August 31, 2012, the Utah Court Grants the Company Motion for Preliminary Injunction. The Company has deposited a bond in the amount of $350,000 with the Court as security for the preliminary injunction the Court will issue in favor of the Company.

Outstanding share data

At August 31, 2012, we had 172,751,863 issued and outstanding common shares, 16,811,892 outstanding stock options at a weighted average exercise price of CAD$0.31 per share, and 49,022,177 outstanding warrants at a weighted average exercise price of CAD$0.25 per share.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Stock based compensation and derivative liability

We use the Black-Scholes Option Pricing Model to calculate the fair value of stock based compensation and the fair value of the derivative liability (the derivative liability consist of the fair value of warrants issued in unit private placements for cash proceeds).

The Black-Scholes Option Pricing Model requires estimates of the following variables in calculating the fair value stock options and the fair value of the derivative liability: dividend yield, expected life, stock price volatility and risk free interest rate.

The estimation of the dividend yield, at this stage of the Company’s development, is not subject to significant uncertainty as it’s not expected that the Company will commence paying dividends until it reaches the production stage which is not in the near future.

The estimate of the expected life of the options and warrants impacts both the stock price volatility and the estimated risk free interest rate, as follows: the expected stock price volatility is calculated using historical volatility going back the numbers of months equal to the estimated expected life of the options and warrants and the risk free interest rate is derived from the yield curve of a zero coupon government bond for a period equal to the estimated expected life of the options and warrants.

Options and warrants, as a rule, are exercised when they are in the money (when our stock price is in excess of the option and warrant exercise price). There are various factors that influence our stock price that cannot be estimated reliably, including: the state of the capital markets and our resulting access to capital, the price of potash, the results of our exploration work and the economic feasibility of our potash properties.

The estimation of the expected life is very difficult to determine with accuracy. Any changes in the expected life of the warrants and options will have a significant and material impact on the stock based compensation expense, the change in derivative liability on the statement of operations and the derivative liability on the balance sheet year end balance.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and we plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed in varying degrees to a variety of financial instrument related risks. The Board of Directors approves and monitors the risk management processes, inclusive of documented investment policies, counterparty limits, and controlling and reporting structures. The type of risk exposure and the way in which such exposure is managed is provided as follows:

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. Our primary exposure to credit risk is on our cash and cash equivalents. As most of our cash and cash equivalents are held by the same bank there is a concentration of credit risk. This risk is managed by using a major Canadian banks that are high credit quality financial institutions as determined by rating agencies. Our secondary exposure to risk is on our other receivables. This risk is minimal as receivables consist primarily of refundable government goods and services taxes.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they become due. Our objective in managing liquidity risk is to maintain sufficient readily available capital in order to meet our liquidity requirements at any point in time. We achieve this by maintaining sufficient cash and cash equivalents and raising capital through debt and/or equity financing.

Historically, our sole source of funding has been the issuance of equity securities for cash, primarily through private placements. Our access to financing is always uncertain. There can be no assurance of continued access to significant equity funding.

Foreign exchange risk

Foreign exchange risk is the risk that we will be subject to foreign currency fluctuations in satisfying obligations related to our foreign activities. We operate primarily in Canada and the United States and are consequently exposed to foreign exchange risk arising from transactions denominated in foreign currency. Fluctuations in foreign currency exchange rates may affect our results of operations. We manage foreign exchange risk by closely monitoring relevant exchange rates and when possible, executes currency exchange transactions at times when exchange rates are most advantageous for us. We do not use hedging to manage its foreign exchange risk.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. We are exposed to interest rate risk on our cash equivalents as these instruments have original maturities of three months or less and are therefore exposed to interest rate fluctuations on renewal.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Joshua Bleak (being our principal executive officer), and our Chief Financial Officer, Laara Shaffer (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of August 31, 2012.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings.

On May 18, 2012, we delivered a letter to North American Potash Developments Inc. (formerly Ringbolt Ventures Ltd.), Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen (collectively, the “Optionor”), informing them that they were in breach of the Ringbolt Option Agreement by the Optionor not granting operational control of the Potash Green exploration permits by signing a limited Power of Attorney as requested by us and that the payment of cash and shares that were due by us to the Optionor on May 17, 2012 would not be paid until the Optionor cured the defaults delineated in the default letter.

On May 25, 2012, we were informed by the Optionor that it had filed a civil action in Third Judicial District court, Salt Lake County, State of Utah alleging that we failed to make payment to the Optionor in the amount of $350,000 or deliver to Optionor 1,400,000 shares of our common stock on May 17, 2012 as required pursuant to the Ringbolt Option Agreement, and that we did not provide a timely or proper written report as required pursuant to the Ringbolt Option Agreement. In addition, the Optionor alleges that we have failed to reimburse the Optionor for $20,715.80 in expenses paid by the Optionor to maintain certain leases that are the subject of the Ringbolt Option Agreement. In its claim under the first cause of action for breach of contract, the Optionor is seeking payment of $350,000 and 1,400,000 shares of our common stock, or alternatively $644,000 in total damages, plus interest, costs and attorney fees, as allowed by law. In its second cause of action for unjust enrichment, the Optionor is seeking no less than $20,715.80, plus interest, costs, and attorney fees, as allowed by law. With respect to the second cause of action, we take the position that such expenses were due prior to the transaction receiving TSX Venture Exchange approval as required in accordance with the Ringbolt Option Agreement, and therefore, such payments were the responsibility of Optionor.

On June 19, 2012, we filed an answer and counterclaim to the Ringbolt civil action and tendered to the Utah court the $350,000 in cash and the 1,400,000 shares which were due pursuant to the Ringbolt Option Agreement on May 17, 2012, pending a ruling by the court on the sufficiency of tender. The court ruled that the tender to the court was not sufficient, therefore, the cash and shares were released to Optionor on July 10, 2012.

On September 10, 2012, we announced that the court had granted our motion for a preliminary injunction, which enjoined Optionor from terminating the Ringbolt Option Agreement based upon the grounds alleged by Optionor. We intend to continue to vigorously defend our rights in the Ringbolt Option Agreement should the case proceed to trial.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2012, we issued 250,000 shares to Southwest Exploration, Inc. as partial payment pursuant to the Southwest Option Agreement. We relied on exemptions from registration under the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and/or Section 4(a)(2) for the issuance of such securities.

On June 7, 2012, we issued an aggregate of 1,400,000 shares the two individuals and one entity pursuant to the Ringbolt Option Agreement. We relied on exemptions from registration under the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and/or Section 4(a)(2) for the issuance of such securities.

On June 27 and 28, 2012, we issued an aggregate of 1,778,156 shares to three individuals and one entity pursuant to the exercise of common share purchase warrants at an exercise price of CAD$0.10 per share for total proceeds of $176,976. We relied on exemptions from registration under the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and/or Section 4(a)(2) for U.S. purchasers as well as Regulation S for Canadian purchasers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration (2)
3.1.2	Certificate of Modification, dated January 21, 1994 (2)
3.1.3	Certificate of Modification, dated November 11, 1996 (2)
3.1.4	Certificate of Modification, dated June 16, 2004 (2)
3.1.5	Certificate of Modification, dated October 17, 2007 (2)
3.1.6	Certificate of Modification, dated November 10, 2009 (2)
3.1.7	Certificate of Continuation, dated April 26, 2011 (3)
3.1.8	Notice of Articles, dated May 31, 2012 (3)

3.2	Articles (1)
4.1	Share Option Plan (1)
4.2	Proposed Share Rights Plan (1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008 (2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009 (1)
10.3	Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009 (3)
10.4	Amendment Agreement to Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010 (1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010 (1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010 (3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010 (3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011 (3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011 (3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012 (3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012 (2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012 (2)
Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer: PPI Holding Corporation (Incorporated under the laws of the State of Arizona)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011 (3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011 (2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012 (3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012 (2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012 (2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:
(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: October 15, 2012

By:	/s/ Laara Shaffer
Laara Shaffer
Chief Financial Officer and a director
(Principal Financial Officer and
Principal Accounting Officer)
Date: October 15, 2012