Form 10-Q
period 2012-11-30
PASSPORT POTASH INC
filed 2013-01-14
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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
Yes [X]     No [   ]

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
180,576,408 shares of common stock as of January 7, 2013.

PASSPORT POTASH INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2012

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the nine months ended November 30, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 29, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 29, 2012.

Passport Potash Inc.
Consolidated Statements of financial position - unaudited
(Expressed in United States dollars)

		November 30,	February 29,
	Notes	2012	2012
ASSETS
Current assets
Cash and cash equivalents		$337,481	$8,599,010
Receivables	4	62,757	47,075
Prepaid expenses		53,021	79,837
		453,259	8,725,922

Equipment	2	879	1,044
Unproven mineral properties	3	1,600,000	1,300,000
Long term deposit	3	975,000	225,000
Reclamation deposits	3	15,000	15,000
		2,590,879	1,541,044

TOTAL ASSETS		$3,044,138	$10,266,966

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	4	$229,025	$522,649
Derivative liability	5	768,875	6,374,170
TOTAL LIABILITIES		997,900	6,896,819

STOCKHOLDERS’ EQUITY
Common stock – Unlimited authorized without par value, 180,576,408 and 169,323,707 issued and outstanding at November 30, 2012 and February 29, 2012, respectively	6	33,446,541	31,286,606
Additional paid-in capital	6	11,151,481	11,052,223
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(29,036,966)	(25,453,864)
TOTAL STOCKHOLDERS’ EQUITY		2,046,238	3,370,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,044,138	$10,266,966

Commitments and contingencies (Notes 1 and 3)
Subsequent event (Note 7)

On behalf of the Board of Directors:

“Joshua Bleak”	”Laara Shaffer”
Director	Director

See accompanying notes to the consolidated financial statements	5

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of operations – unaudited
(Expressed in United States dollars)

							For the period
							May 22, 2007
							(Inception of
			Three month periods ended		Nine month periods ended		Exploration
							Stage) to
	Note		November 30,	November 30,	November 30,	November 30,	November 30,
			2012	2011	2012	2011	2012
Operating Expenses
Administration	4		$19,289	$-	$45,381	$54,925	$886,885
Advertising			155,690	222,670	501,634	580,029	1,666,014
Business development			181,261	111,924	487,609	217,046	898,976
Consulting fees	4		181,054	437,727	494,912	1,452,465	7,755,518
Depreciation	2		55	68	165	210	2,162
Foreign exchange (gain) loss			(9,481)	262,159	134,466	321,816	92,178
Investor relations			82,157	32,479	270,828	579,961	1,249,581
Management fees	4		165,576	375,012	502,620	826,122	3,115,957
Mineral property impairment			-	-	-	-	652,784
Mineral property option payments and exploration costs	3		1,797,091	958,510	5,591,134	5,928,560	16,849,403
Office and miscellaneous			23,081	15,484	58,052	33,441	245,596
Professional fees			120,763	31,573	457,262	120,183	1,014,672
Property investigation costs			-	-	-	-	24,483
Transfer agent and filing fees			13,584	13,057	32,882	60,386	316,084
Net loss before other items			(2,730,120)	(2,460,663)	(8,576,945)	(10,175,144)	(34,770,293)
Other items
Change in derivative liability	5		(142,178)	8,759,379	4,853,604	20,920,063	5,414,954
Interest income			3,043	16,418	27,571	16,418	90,068
Loss on debt settlement			-	-	-	-	(37,488)
Mineral property - recovery	3		-	-	112,668	-	112,668
Other income			-	14,651	-	14,651	153,125
			(139,135)	8,790,448	4,993,843	20,951,132	5,733,327
Net profit (loss)			$(2,869,255)	$6,329,785	$(3,583,102)	$10,775,988	$(29,036,966)

Earnings (loss) per share – basic		$	(0.02)	$0.05	$(0.02)	$0.09

Earnings per share – dilutive			$-	$0.05	$-	$0.09
Weighted average number of shares outstanding– basic			175,256,968	127,591,348	172,211,630	125,379,677
Weighted average number of shares outstanding– dilutive			-	127,940,098	-	125,728,427

See accompanying notes to the consolidated financial statements	6

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of shareholders’ equity - unaudited
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	Shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 29, 2012	169,323,707	$31,286,606	$11,052,223	$(13,514,818)	$(25,453,864)	$3,370,147
Net loss	-	-	-	-	(3,583,102)	(3,583,102)
Shares issued for cash – warrants exercised	9,602,701	962,613	-	-	-	962,613
Shares issued to acquire unproven mineral properties	1,650,000	317,531	-	-	-	317,531
Subscriptions received	-	128,100	-	-	-	128,100
Transfer from derivative liability – warrants exercised	-	751,691	-	-	-	751,691
Stock-based compensation	-	-	99,258	-	-	99,258

Balance at November 30, 2012	180,576,408	$33,446,541	$11,151,481	$(13,514,818)	$(29,036,966)	$2,046,238

See accompanying notes to the consolidated financial statements	7

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

			Cumulative from
			May 22, 2007
	Nine month periods ended		(Inception of
			Exploration Stage)
	November 30,	November 30,	to November 30,
	2012	2011	2012

Operating activities
Net Profit (loss)	$(3,583,102)	$10,775,988	$(29,036,966)
Adjustments for:
Depreciation	165	210	2,162
Fair value adjustment on warrants	(4,853,604)	(20,920,063)	(5,414,954)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	-	-	37,488
Mineral property option payments	317,531	669,384	1,780,306
Other income	-	-	(138,474)
Stock-based compensation	99,258	2,720,346	10,992,655
Changes in non-cash working capital items:
Receivables	(15,682)	(56,541)	(62,757)
Prepaid expenses	26,816	(23,041)	(50,919)
Note Payable	-	137,298	-
Trade payables and accrued liabilities	(293,624)	(132,413)	200,124
Net cash flows used in operating activities	(8,302,242)	(6,828,832)	(21,947,595)

Investing activities
Reclamation deposits	-	(20,623)	(15,000)
Long term deposits	(750,000)	-	(975,000)
Mineral property acquisition costs	(300,000)	-	(1,600,000)
Net cash flows used in investing activities	(1,050,000)	(20,623)	(2,590,000)

Financing activities
Proceeds on issuance of common shares - net of share issue costs	962,613	857,265	24,746,976
Subscriptions received	128,100	-	128,100
Net cash flows from financing activities	1,090,713	857,265	24,875,076
Increase (decrease) in cash and cash equivalents	(8,261,529)	(5,992,190)	337,481
Cash and cash equivalents, beginning	8,599,010	10,719,413	-

Cash and cash equivalents, ending	$337,481	$4,727,223	$337,481

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Cash and cash equivalents consist of:
Cash at bank	$115,681	$289,556
Guaranteed investment certificates	221,800	4,437,667
	$337,481	$4,727,223

See accompanying notes to the consolidated financial statements	8

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

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

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial for the year ended February 29, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 29, 2012 included in the Company’s Form 10 registration statement.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2012, the Company has not achieved profitable operations and has an accumulated deficit. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately up on its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – EQUIPMENT

Equipment

Cost
At February 29, 2012	$34,527
At November 30, 2012	$34,527

Depreciation
At February 29, 2012	$33,483
Charge for the period	165
At November 30, 2012	$33,648

Net book value
At February 29, 2012	$1,044
At November 30, 2012	$879

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	November 30, 2012	Additions	February 29, 2012
Property acquisition costs
Cash paid for properties	$1,600,000	$300,000	$1,300,000
Balance, ending	$1,600,000	$300,000	$1,300,000
Mineral property option payments and exploration costs
Costs incurred:
Assay	$213,914	$140,595	$73,319
Drilling and related costs	7,873,481	2,659,072	5,214,409
Geological consulting	1,983,800	670,701	1,313,099
License and filing	221,124	121,721	99,403
Option payments	4,094,564	1,431,501	2,663,063
Project administration	2,462,520	567,544	1,894,976
	16,849,403	5,591,134	11,258,269
Recovery	(112,668)	(112,668)	-
Balance, ending	$16,736,735	$5,478,466	$11,258,269

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

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

At November 30, 2012, the Company had a reclamation bond of $15,000 (February 29, 2012: $15,000) for work done on the Southwest Exploration Property.

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
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Twin Buttes Ranch, Arizona (cont’d)

The lease agreement and purchase option will expire on August 28, 2013 or such other time as is mutually acceptable and agreed to in writing by both parties.

Fitzgerald Ranch, Arizona

On May 7, 2012, and amended during November 2012, the Company entered into an agreement to acquire the Fitzgerald Ranch which lies directly adjacent to the Twin Buttes Ranch for $15,000,000, closing date being December 18, 2013 as follows:

i.	To November 30, 2012 the Company paid $475,000 (paid) (February 29, 2012: $225,000) as a deposit, in stages towards this purchase;
ii.	A payment of $500,000 paid upon execution of the amendment in November 2012(paid);
iii.	A payment of $4,000,000 to be paid on or before December 18, 2012;
iv.	A payment of $5,000,000 to be paid on or before June 30, 2013; and
v.	The balance of $5,000,000 to be paid on or before December 18, 2013.

Joint Exploration Agreement – HNZ Potash, LLC (“HNZ”)

On July 27, 2012 the Company entered into a Joint Exploration Agreement in which the Company assigned 50% of their interest in certain permits, twenty-one permitted parcels, within the Holbrook Basin Project (from Southwest Exploration Property and Twin Buttes Ranch above) to HNZ. In return, HNZ reimbursed the Company for 50% of mineral exploration costs previously incurred on the permits, ($112,668 received during the nine months ended November 30, 2012), and the Company will be liable for 50% of the future costs relating to the permits.

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

The Company purchased the 2% NSR during March, 2012 for $300,000.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

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

Upon completion of all terms above, the Company shall have earned a 75% interest and title of the permits shall be transferred to the Company (completed). The Company can purchase the remaining 25% interest by paying $100,000 cash, share equivalent or work expenditures (completed). The property is subject to a 2% NSR and the Company can purchase the NSR at the price of $300,000 for the full 2%. During the year ended February 29, 2012, the Company purchased the 2% NSR for $300,000.

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

The Company became subject to a civil action in the Third Judicial District court, Salt Lake County, State of Utah in connection with the Ringbolt Property option agreement. The optionors were seeking payment of $350,000, the issuance of 1,400,000 of the Company’s shares and $20,716 in expenses related to the property, alternatively damages of $644,000. The Company did not make the required payment and did not issue the shares to the optionors as it contended that the optionors were in default of the option agreement. The Company has counter claimed for specific performance under the option agreement and paid $350,000 and issued the 1,400,000 shares to the Utah court.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Ringbolt Property, Arizona (Cont’d)

The court ruled that tender to the court was not sufficient; therefore, the cash and shares were released to optionors on July 10, 2012. The fair value of the 1,400,000 shares were $271,936.

On September 10, 2012, the court granted the motion for a preliminary injunction, which enjoined the optionors from terminating the Ringbolt option agreement based upon the grounds alleged by the optionors.

On October 30, 2012 the Company entered into an amended option agreement to acquire 100% undivided legal and beneficial interest in and to the Ringbolt Property, free and clear of all encumbrances in exploration leases.

Under the terms of the settlement agreement, the parties have agreed to an Amendment of the Option Agreement (“Amendment Agreement”) according to the following terms:

1.	The Company will pay to the optionors a total of $3,850,000 according to the following schedule:

a.	$150,000 upon execution of the Amendment Agreement (paid);
b.	$2,450,000 upon TSX-V approval; and
c.	$1,250,000 on or before October 31, 2014.

2.	The Company will issue 750,000 common shares to the optionors upon TSX-V approval.

3.	Upon written notice from the TSX-V that the Amendment Agreement has been approved, the parties shall simultaneously do the following:

a.

the optionors shall assign all of their right, title, and interest in and to the Ringbolt Property and will take all necessary action with the Arizona State Land Department to effect such assignment; and

b.

the Company will place into escrow on behalf of the optionors the $2,450,000 cash payment and the 750,000 common shares of the Company. The cash payment and shares will be released to the optionors upon receipt of confirmation of the assignment of the Ringbolt Property to the Company.

4.	There will be no royalty attached to the transferred permits.

5.	Should the Company sell or in any way transfer its interest in the Ringbolt Property, the optionors will receive a bonus payment in accordance with the following schedule:

a.	If the Company receives less than $30 million for the transaction, then no bonus payment shall be payable;
b.	If the Company receives greater than $30 million but less than $40 million the optionors would receive 20% of the gross consideration in excess of $30 million;
c.

If the Company receives greater than $40 million but less than $50 million the optionors would receive $2,000,000 plus 10% of the gross consideration in excess of $40 million, to a maximum of $1,000,000; or

d.	If the Company receives greater than $50 million the optionors would receive $3,000,000 plus 20% of the gross consideration received in excess of $50 million.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Ringbolt Property, Arizona (Cont’d)

Based upon the foregoing, the parties have agreed to a mutual release and settlement of any claims and causes of action between the parties as of the date of the settlement agreement.

On December 8, 2012, the Company entered into a second amendment to the option agreement to acquire 100% of the Ringbolt Property. The amendment stipulates that in the event that the cash payment of US$2,450,000 following TSX-V approval of the Amendment Agreement is delayed, the parties agree to extend the payment deadline for a period of 30 days from the date of final approval from the TSX-V with the payment of US$100,000 to one of the optionors with this extension payment to be deducted from the US$2,450,000 payment due following TSX-V approval. A payment of $100,000 was made to the optionor on December 20, 2012.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	November 30,	February 29,
	2012	2012
Companies controlled by Directors of the Company (i)	$46,954	$19,683
Companies controlled by Directors of the Company (ii)	-	15,812
	$46,954	$35,495

(i)	This amount is unsecured, non-interest bearing and have no fixed terms of repayment.

(ii)	The amount is unsecured, bears a monthly interest rate of 1.5% and had no fixed terms of repayment.

The following amounts due from related parties are included in receivables and prepaid expenses:

	November 30,	February 29,
	2012	2012
Companies controlled by Directors of the Company (i)	$24,776	$-

(i)	These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company incurred the following transactions with directors, officers and companies that are controlled by directors and officers of the Company:

	Nine month period ended
	November 30,	November 30,
	2012	2011
Administration	$18,460	$-
Consulting	431,227	-
Management fees	277,620	130,526
Mineral property option payments and exploration costs	298,043	143,000
	$1,025,350	$273,526

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 5 – DERIVATIVE LIABILITY

	November 30,	February 29,
	2012	2012
Balance, beginning	$6,374,170	$26,589,856
Fair value of warrants issued	-	3,668,077
Fair value of warrants exercised	(751,691)	(1,674,607)
Change in derivative liability	(4,853,604)	(22,209,156)
Balance, ending	$768,875	$6,374,170

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		November 30, 2012		February 29, 2012
	Exercise Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
July 17, 2009	$0.20	-	$-	-	$-
June 29, 2010	$0.10	-	-	1,713,156	312,520
November 8, 2010	$0.10	-	-	7,924,545	1,488,100
January 31, 2011	$0.35	20,070,000	65,711	20,070,000	1,764,212
January 11, 2012	$0.20	20,833,204*	703,164	20,833,204	2,809,338
		40,903,204	$768,875	50,540,905	$6,374,170

*See Note 7

The fair value of the share purchase warrants were calculated using the Black-Scholes valuation model using the following assumptions: Expected dividend yield – 0% (February 29, 2012: 0%); Expected stock price volatility – 78%-80% (February 29, 2012: 102%-109%); Risk-free interest rate – 1.03% (February 29, 2012: 0.93% -0.95%); Expected life of share purchase warrants – 0.12 - 0.17 years (February 29, 2012: 0.33 -0.92 years).

NOTE 6 – COMMON STOCK

Common shares

During the period ended November 30, 2012, the Company issued the following shares:

(a)	During the period ended November 30, 2012, 9,602,701 warrants were exercised at CDN$0.10 per share for proceeds of $962,613.

(b)	The Company issued 1,650,000 shares pursuant to mineral property option agreements at fair values ranging from CDN$0.19 to CDN$0.20 per share for a total fair value of $317,531.

(c)

To November 30, 2012 the Company received $128,100 for the issuance of units of its common stock at CDN$0.18 per unit. Each unit consists of one common share and one-half of one share purchase warrant. Each warrant entitles holder to purchase an additional common share at CDN$0.25 for a period of five years.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 6 – COMMON STOCK (Cont’d)

Stock options

The changes in options during the nine month period ended November 30, 2012 are as follows:

	Nine month period ended
	November 30, 2012
		Weighted
		average
		exercise
	Number of	price
	options	(CDN$)
Options outstanding, February 29, 2012	16,811,892	$0.32
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding, November 30, 2012	16,811,892	$0.32

Options exercisable, November 30, 2012	16,761,892	$0.32

Details of options outstanding as at November 30, 2012 are as follows:

Number of	Exercise price
Options	CDN$	Expiry date
150,000	0.10	October 25, 2015
348,750	0.10	November 16, 2015
1,531,500	0.32	January 10, 2016
5,777,000	0.20	February 11, 2016
1,321,500	0.20	March 3, 2016
1,826,000	0.59	June 21, 2016
1,690,500	0.42	September 12, 2016
4,166,642	0.38	January 20, 2017
16,811,892

The options outstanding as at August 31, 2012 have a weighted average remaining contractual life of 3.44 years (February 29, 2012 - 4.27 years).

Share purchase warrants

The changes in share purchase warrants during the nine month period ended November 30, 2012 are as follows:

Number of warrants
Balance, February 29, 2012	50,800,333
Issued
Exercised	(9,602,701)
Expired	(100,000)
Balance, November 30, 2012	41,097,632

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2012

NOTE 6 – COMMON STOCK (Cont’d)

Details of the share purchase warrants outstanding as at November 30, 2012 are as follows:

Number of	Exercise price
warrants	CDN$	Expiry Date
21,027,632*	0.20	January 11, 2013
20,070,000	0.35	January 31, 2013
41,097,632

*See Note 7

The warrants outstanding as at November 30, 2012 have a weighted average remaining contractual life of 0.14 years (February 29, 2012 - 0.84 years).

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to November 30, 2012, the Company applied to the TSX-V for approval to extend the expiry date of 20,833,204 common share purchase warrants issued on January 11, 2012 from January 11, 2013 to January 11, 2014. These warrants were issued as part of a private placement transaction and are exercisable into 20,833,204 common shares of the Company at a price of $0.20 per share. Approval was received from the TSX-V on December 20, 2012.

On December 8, 2012, the Company entered into a second amendment to the option agreement to acquire 100% of the Ringbolt Property. See Note 3.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended November 30, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended November 30, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 29, 2012 audited financial statements, which were attached to our registration statement on Form 10, as amended, filed with the SEC on October 26, 2012. The results of operations for the periods ended November 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

On September 10, 2012, the court granted our motion for a preliminary injunction, which enjoined Optionor from terminating the Ringbolt Option Agreement based upon the grounds alleged by Optionor.

On October 30, 2012, as part of a settlement agreement between us and North America Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen (the “NAPD Group”), we entered into an amendment agreement (the “Amendment Agreement”) to the original option agreement between such parties (the “Ringbolt Option Agreement”), dated March 28, 2011, relating to the acquisition of a 100% interest in the Ringbolt property. The terms of the Amendment Agreement provide as follows:

1.	Passport will pay to the NAPD Group a total of US$3,850,000 according to the following schedule:

(a)	US$150,000 upon execution of the Amendment Agreement (paid);
(b)	US$2,450,000 upon TSX Ventures Exchange approval;
(c)	US$1,250,000 on or before October 31, 2014;

2.	Passport will issue 750,000 common shares to the NADP Group upon TSX Venture Exchange approval;

3.	Upon written notice from the TSX Venture Exchange that the Amendment Agreement has been approved, the parties shall simultaneously do the following:

(a)

the NAPD Group shall assign all of its right, title and interest in and to the Ringbolt property and will take all necessary action with the Arizona State Land Department to effect such assignment; and

(b)	We will place into escrow on behalf of the NAPD Group the US$2,450,000 cash payment and the 750,000 shares of our common stock.

The cash payment and shares will be released to the NAPD Group upon receipt of confirmation of the assignment of the Ringbolt property to us from the Arizona State Land Department;

4.	There will be no royalty attached to the transferred mineral exploration permits;

5.          Should we, or any subsidiary or affiliate, sell or in any way transfer our interest in the Ringbolt property, the NAPD Group will receive a bonus payment in accordance with the following schedule:

(a)	If the aggregate consideration received for the transfer of the interest in the Ringbolt property is less than US$30 million, then no bonus payment shall be payable;
(b)

If the aggregate consideration received for the transfer of the interest in the Ringbolt property is greater than US$30 million and less than US$40 million, then the NAPD Group would receive 20% of the gross consideration in excess of US$30 million to a maximum of US$2,000,000;

(c)

If the aggregate consideration received for the transfer of the interest in the Ringbolt property is greater than US$40 million and less than $50 million, then the NAPD Group would receive US$2,000,000 plus 10% of the gross consideration in excess of US$40 million to a maximum of US$1,000,000;

(d)

If the aggregate consideration received for the transfer of the interest in the Ringbolt property is greater than US$50 million, then the NAPD Group would receive US$3,000,000 plus 20% of the value of gross consideration in excess of US$50 million.

6.          If we, or any subsidiary or affiliate, sells or in any way transfers less than a 100% interest in the Ringbolt property, then the bonus payment provisions immediately above will apply if the deemed gross consideration value calculated by multiplying the aggregate consideration value by the ratio of (100% / the percentage of interest subject to the transfer transaction) is above or within the aggregate consideration value thresholds for the bonus payment provisions immediately above. Any bonus payments shall be ratably reduced by multiplying the bonus payment by the percentage of interest subject to the transfer transaction. The bonus payment provisions immediately above will continue to apply to the remainder of the interest in the Ringbolt property held by us.

Based upon the foregoing, the parties have agreed to a mutual release and settlement of any claims and causes of action between the parties as of the date of the Amendment Agreement.

On December 8, 2012, we entered into a second amendment agreement (the “Second Amendment Agreement”) with North America Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen to the Amendment Agreement, dated October 30, 2012, discussed immediately above in order to amend the Amendment Agreement as follows:

Subsection (“i”) be added after Subsection (“h”) of Section 1 to read as follows:

“i.

In the event that the cash payment of US$2,450,000 following TSX Venture Exchange approval of the Amendment Agreement (the “Approval Payment”) is delayed, the parties agree to extend the Approval Payment deadline for a period of 30 days from the date of final approval from the TSX Venture Exchange with the payment of US$100,000 to Potash Green, LLC (the “Extension Payment”), with the Extension Payment to be deducted from the Approval Payment.”

Cooperative Agreement and Joint Exploration Agreement with The Hopi Tribe

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

On November 8, 2012, but having an effective date of November 1, 2012, we and The Hopi Tribe, a federally recognized Indian Tribe, entered into a Joint Exploration Agreement (the “JEA”) pursuant to which the parties agree to explore the Hopi land sections (the “Hopi Property”) which are checker-boarded with our southern landholdings in accordance with an exploration program, which shall consist of a two-phase drilling campaign as set out in Exhibit 2 to the JEA. The first phase of the exploration program will include 8 drill sites and will cover a 25,000 acre swath of the contiguous land sections in the DoBell ranch area of the Holbrook Basin. The second phase of drilling, which will be designed by ERCOSPLAN guided from the results from phase one, will include up to 10 additional drill sites. We will be responsible for all costs, charges and expenses incurred in connection with the exploration program.

In addition, under the JEA, we shall indemnify, defend, release, and hold harmless The Hopi Tribe and its elected officials, advisors and contractors, employees, agents, lessees, insurers, successors and assigns (the “Indemnities”) for, against and from any claim, damage, lien, loss, cost, charge, expense (including attorneys’ fees and expenses) or liability resulting from, or caused by, or incurred in connection with, or alleged to have resulted from, or been caused by, or been incurred in connection with, in whole or in part, directly or indirectly, the exploration program. Our payment and indemnity obligations shall survive the termination of the JEA.

Pursuant to the JEA, the Hopi Tribe grants us and our contractors, which includes any employee or contractor involved in the exploration program (as defined in the JEA), a limited license on the terms and conditions, and during the term of the JEA to (a) enter and cross existing ranch roads on Hopi Property for ingress and egress purposes related to the exploration program, (b) blade new roads to drill sites on the Hopi Property designated by ERCOSPLAN, (c) drill exploratory holes on the Hopi Property at drill sites designated by ERCOSPLAN, (d) lay cables across the Hopi Property for purposes of seismic studies that are part of the exploration program, (e) drive a vibrator truck along seismic lines, and (f) blade existing ranch roads on the Hopi Property. We and our contractors shall not use the Hopi Property for any other purpose without the prior written approval of The Hopi Tribe; provided, that with respect to use of the Hopi Property identified by ERCOSPLAN in writing as necessary or desirable for purposes of the exploration program, The Hopi Tribe’s approval shall not be unreasonably withheld, conditioned or delayed.

Except as otherwise expressly set forth in the JEA, us and The Hopi Tribe shall each separately have the right to possess and use all exploration program results for any purpose. In addition, The Hopi Tribe and us, and the parties’ respective successors and assigns, may use and freely disclose exploration program results received under this JEA without prior approval of the other for the parties or such successors’ or assigns’ internal use, and for review and use by geologists and other outside advisors engaged by it (including ERCOSPLAN) or its successors or assigns, lenders and prospective lenders, venture partners and prospective venture partners, and others who are subject to confidentiality agreements consistent with the disclosing party’s obligations under the JEA; provided, no exploration program results shall be shared with venture partners or prospective venture partners by The Hopi Tribe other than us or persons approved in writing by us in our discretion prior to the earlier of (1) expiration or termination of one or more of our mineral exploration permits from the Arizona State Land Department pertaining to our property, or (2) October 15, 2014 (such earlier date, the “Automatic Termination Date”).

Furthermore, the JEA contains an exclusivity provision whereby from the effective date and ending on the date the JEA terminates unless extended in accordance with the terms of the JEA until October 15, 2015, The Hopi Tribe will negotiate exclusively with us with respect to the joint exploration of the Hopi Property and our property, which are contiguous as set out in a letter of intent (the “Letter of Intent”) entered into between the parties on September 26, 2012, and it will not directly or indirectly, take any of the following actions with any party other than us:

(i)          solicit or encourage inquiries or proposals with respect to, furnish any information relating to, participate in any negotiations or discussions concerning, or cooperate in any manner relating to the subject matter of the Letter of Intent (a “Transaction”); or

(ii)         enter into any agreement or understanding with any person or entity providing for a Transaction.

Unless the JEA is earlier terminated in accordance with the JEA or superseded by another agreement between the parties, the JEA shall terminate automatically at 5:00 PM Arizona time on the Automatic Termination Date.

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

On November 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) to the original Agreement to Purchase Real Estate between us and Fitzgerald Living Trust (the “Fitzgerald Agreement”), dated May 7, 2012, pursuant to which we agreed to purchase real estate covering a total of 41,000 contiguous acres of royalty-free private land in the Holbrook Basin. The terms of the Amendment Agreement provide as follows:

1.          Paragraph 1 of the Fitzgerald Agreement shall be amended as follows:

            “1.          Purchase Price and Condition of Payment

                          a.          The purchase price shall be Fifteen Million Dollars ($15,000,000) to be paid according to the following terms:

 i.          A Down Payment and Deposit to be paid as set forth in Paragraph 2 (paid);

ii.         A payment of Five Hundred Thousand Dollars ($500,000) to be irrevocably paid to the Fitzgerald Living Trust (the “Trust”) upon execution of this Amendment (paid);

iii.        A payment of Four Million Dollars ($4,000,000) to be irrevocably paid to the Trust on December 18, 2012 (not paid)

iv.         A payment of Five Million Dollars ($5,000,000) to be irrevocably paid to the Trust on June 30, 2013; and

v.          The balance of Five Million Dollars ($5,000,000) to be paid to the Trust in its entirety in cash at the time of closing of the sale.”

2.          Paragraph 13 b. shall be amended to read as follows:

            “b.          Closing of the sale shall take place on December 18, 2013.”

3.          We agree that we will reimburse the Trust for any increase in taxes to the Trust which are attributable to closing this sale in 2013 rather than 2012. We shall make this reimbursement within 120 days from the date the Trust provides documentation to us of the increased tax amount.

The Amendment Agreement is subject to TSX Venture Exchange approval.

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

Employees

As at November 30, 2012, we do not have any employees, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to November 30, 2012 as well as for the three and nine month periods ended November 30, 2012 and 2011:

					May 22, 2007
					(inception of
	Three month periods ended		Nine month periods ended		Exploration Stage)
	November	November	November	November	to November 30,
	30, 2012	30, 2011	30, 2012	30, 2011	2012

Operating Expenses:
Administration	$19,289	$-	$45,381	$54,925 $	886,885
Advertising	155,690	222,670	501,634	580,029	1,666,014
Business development	181,261	111,924	487,609	217,046	898,976
Consulting fees	181,054	437,727	494,912	1,452,465	7,755,518
Depreciation	55	68	165	210	2,162
Foreign exchange (gain) loss	(9,481)	262,159	134,466	321,816	92,178
Investor Relations	82,157	32,479	270,828	579,961	1,249,581
Management fees	165,576	375,012	502,620	826,122	3,115,957
Mineral property impairment	-	-	-	-	652,784
Mineral property option payments and
exploration costs	1,797,091	958,510	5,591,134	5,928,560	16,849,403
Office and miscellaneous	23,081	15,484	58,052	33,441	245,596
Professional fees	120,763	31,573	457,262	120,183	1,014,672
Property investigation costs	-	-	-	-	24,483
Transfer agent and filing fees	13,584	13,057	32,882	60,386	316,084
Net loss before other items	(2,730,120)	(2,460,663)	(8,576,945)	(10,175,144)	(34,770,293)

Other Items

Change in derivative liability	(142,178)	8,759,379	4,853,604	20,920,063	5,414,954
Interest income	3,043	16,418	27,571	16,418	90,068
Loss on debt settlement	-	-	-	-	(37,488)
Mineral property - recovery	-	-	112,668	-	112,668
Other Income	-	14,651	-	14,651	153,125
	(139,135)	8,790,448	4,993,843	20,951,132	5,733,327

Net profit (loss)	$(2,869,255)	$6,329,785	$(3,583,102)	$10,775,988	$(29,036,966)
Earnings (loss) per share - basic	$(0.02)	$0.05	$(0.02)	$0.09
Earnings per share - dilutive	$0.01	$0.00	$0.00	$0.00
Weighted average number of shares - basic	175,256,968	127,591,348	172,211,630	125,379,677
Weighted average number of shares - dilutive		127,940,098		125,728,427

Results of Operations for the three month periods ended November 30, 2012 and 2011

Revenues

During the three month periods ended November 30, 2012 and 2011, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three month period ended November 30, 2012 were $2,730,120 as compared to $2,460,663 during the three month period ended November 30, 2011. Significant changes and expenditures are outlined as follows:

  Administration expenses were $19,289 and $Nil for the three month periods ended November 30, 2012 and 2011, respectively. The increase was due to the increase in administration activity which resulted in an increase in administration expenses during the three month period ended November 30, 2012.

  Advertising expenses were $155,690 and $222,670 for the three month periods ended November 30, 2012 and 2011, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the three month period ended November 30, 2012.

  Business Development expenses were $181,261 and $111,924 for the three month periods ended November 30, 2012 and 2011, respectively. The increase was due to additional travel expenses and attending more conventions during the three month period ended November 30, 2012.

  Consulting fees were $181,054 and $437,727 for the three month periods ended November 30, 2012 and 2011, respectively. The decrease was due to the Company entering into fewer consulting agreements and not paying any stock based compensation to consultants during the three month period ended November 30, 2012.

  Depreciation expense was $55 and $68 for the three month periods ended November 30, 2012 and 2011, respectively.

  Foreign exchange (gain) loss was ($9,481) and $262,159 for the three month periods ended November 30, 2012 and 2011, respectively. The change being a gain for the three month period ended November 30, 2012 compared to a loss for the three month period ended November 30, 2011 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $82,157 and $32,479 for the three month periods ended November 30, 2012 and 2011, respectively. The increase was due to increase in investor relations activity during the three month period ended November 30, 2012.

  Management fees were $165,576 and $375,012 for the three month periods ended November 30, 2012 and 2011, respectively. The decrease in management fees was due to the Company not issuing any stock based compensation during the three month period ended November 30, 2012.

  Mineral property option payments and exploration costs were $1,797,091 and $958,510 for the three month periods ended November 30, 2012 and 2011, respectively. The increase was due to the Company incurring more option payments and exploration costs during the three month period ended November 30, 2012.

  Office and miscellaneous expenses were $23,081 and $15,484 for the three month periods ended November 30, 2012 and 2011, respectively. The increase was due to the increase in operating activities during the three month period ended November 30, 2012.

  Professional fees were $120,763 and $31,573 for the three month periods ended November 30, 2012 and 2011, respectively. The increase was due to an increase in operating activities and regulatory filings with respect to the Company during the three month period ended November 30, 2012.

  Transfer agent and filing fees were $13,584 and $13,057 for the three month periods ended November 30, 2012 and 2011, respectively. The increase was due to an increase in the services being provided by the transfer agent during the three month period ended November 30, 2012.

Other Items

During the three month period ended November 30, 2012, our other items accounted for $139,135 in expenses as compared to $8,790,448 in income for the three month period ended November 30, 2011. The significant changes in other items income (expenses) are outlined as follows:

  Change in derivative liability was $(142,178) and $8,759,379 for the three month periods ended November 30, 2012 and 2011, respectively. The change in derivative liability was due to an increase in the fair value of the derivative liability for the three month period ended November 30, 2012 as compared to a decrease for the three month period ended November 30, 2011.

  Interest income was $3,043 and $16,418 for the three month periods ended November 30, 2012 and 2011, respectively. The decrease was due to the Company having less funds in short term interest bearing securities during the three month period ended November 30, 2012.

Net Income (Loss)

The net (loss) income was $(2,869,255) and $6,329,785 for the three month periods ended November 30, 2012 and 2011, respectively. The decrease in net income of $9,199,040 resulted primarily from the change in derivative liability from $8,759,379 in the three month period ended November 30, 2011 to $(142,178) in the three month period ended November 30, 2012, which was further reduced by an increase in administration expenses, business development expenses, investor relations expense, mineral property option payments and exploration costs, office and miscellaneous expenses, professional fees and transfer agent and filing fees.

Results of Operations for the nine month periods ended November 30, 2012 and 2011

Revenues

During the nine month periods ended November 30, 2012 and 2011, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the nine month period ended November 30, 2012 were $8,576,945 as compared to $10,175,144 during the nine month period ended November 30, 2011. Significant changes and expenditures are outlined as follows:

  Administration expenses were $45,381 and $54,925 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease was due to the decrease in administration activity which resulted in a decrease in administration expenses during the nine month period ended November 30, 2012.

  Advertising expenses were $501,634 and $580,029 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the nine month period ended November 30, 2012.

  Business Development expenses were $487,609 and $217,046 for the nine month periods ended November 30, 2012 and 2011, respectively. The increase was due to additional travel expenses and attending more conventions during the nine month period ended November 30, 2012.

  Consulting fees were $494,912 and $1,452,465 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease was mainly due to the Company not paying any stock based compensation to consultants during the nine month period ended November 30, 2012.

  Depreciation expense was $165 and $210 for the nine month periods ended November 30, 2012 and 2011, respectively.

  Foreign exchange loss was $134,466 and $321,816 for the nine month periods ended November 30, 2012 and 2011, respectively. The change being a decrease for the nine month period ended November 30, 2012 compared to the nine month period ended November 30, 2011 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $270,828 and $579,961 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease was due to decrease in investor relations activity and the Company not paying any stock based compensation to consultants during the nine month period ended November 30, 2012.

  Management fees were $502,620 and $826,122 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease in management fees was mainly due to the Company not issuing any stock based compensation during the nine month period ended November 30, 2012.

  Mineral property option payments and exploration costs were $5,591,134 and $5,928,560 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease was due to the Company incurring less option payments and exploration costs during the nine month period ended November 30, 2012.

  Office and miscellaneous expenses were $58,052 and $33,441 for the nine month periods ended November 30, 2012 and 2011, respectively. The increase was due to the increase in office activities during the nine month period ended November 30, 2012.

  Professional fees were $457,262 and $120,183 for the nine month periods ended November 30, 2012 and 2011, respectively. The increase was due to an increase in operating activities and regulatory filings with respect to the Company during the nine month period ended November 30, 2012.

  Transfer agent and filing fees were $32,882 and $60,386 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the nine month period ended November 30, 2012.

Other Items

During the nine month period ended November 30, 2012, our other items accounted for $4,993,843 in income as compared to $20,951,132 in income for the nine month period ended November 30, 2011. The significant changes in other items income (expenses) are outlined as follows:

  Change in derivative liability was $4,853,604 and $20,920,063 for the nine month periods ended November 30, 2012 and 2011, respectively. The change in derivative liability was due to a decrease in the fair value of the derivative liability for the nine month period ended November 30, 2012 as compared to the nine month period ended November 30, 2011.

  Interest income was $27,571 and $16,418 for the nine month periods ended November 30, 2012 and 2011, respectively. The increase was due to the Company having more funds in short term interest bearing securities during the nine month period ended November 30, 2012.

Net Income (Loss)

The net (loss) income was $(3,583,102) and $10,775,988 for the nine month periods ended November 30, 2012 and 2011, respectively. The decrease in net income of $14,359,090 resulted primarily from the change in derivative liability from $20,920,063 in the nine month period ended November 30, 2011 to $4,853,604 in the nine month period ended November 30, 2012, which was further reduced by an increase in business development expenses, office and miscellaneous expenses, and professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at November 30, 2012, our current assets were $453,259 and our current liabilities was $997,900 including a derivative liability of $768,875, resulting in a working capital deficit of $544,641. Our current assets as at November 30, 2012 consisted of cash and cash equivalents of $337,481, receivables of $62,757 and prepaid expenses of $53,021. Our current liabilities as at November 30, 2012 consisted of trade payables and accrued liabilities of $229,025 and derivative liability of $768,875.

During the nine month period ended November 30, 2012, we raised $962,613 from financing activities by stock issuances as compared to $857,265 in the nine month period ended November 30, 2011 for stock issuances. At November 30, 2012, we had an aggregate of 41,097,632 (February 29, 2012: 50,800,333) share purchase warrants exercisable, between CAD$0.20 and CAD$0.35 per share, which have the potential upon exercise to convert to approximately CAD$11,230,026 over the next year. Further, as at November 30, 2012, a total of 16,761,892 (February 29, 2012: 16,474,392) stock options exercisable between CAD$0.10 and CAD$0.59 per share which have the potential upon exercise to generate a total of approximately CAD$5,330,329 in cash over the next four years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased to ($29,036,966) as at August 31, 2012 from ($25,453,864) as at February 29, 2012.

Our plan of operations over the next twelve months is to focus on the following:

  Update our 43-101 Technical Report by the end of September 2012 at an estimated cost of $3,054,832 (updated);

  Complete a preliminary economic assessment of our properties by the end of December 2012 at an estimated cost of $3,632,332 (not completed);

  Complete the acquisition of the Fitzgerald Ranch property, which requires payments of $4,000,000 on December 18, 2012 (not paid), $5,000,000 on June 30, 2013, and $5,000,000 on December 18, 2013;

  Continue with the terms of the Ringbolt Option Agreement as amended pursuant to the Amendment Agreement, dated October 30, 2012, and the Second Amendment Agreement, dated December 8, 2012, which will require the payment of $2,450,000 upon TSX Venture Exchange approval of the Amendment Agreement of which $100,000 has already been paid and $1,250,000 on or before October 31, 2014;

  Complete the acquisition of the Twin Buttes Ranch property which require a payment of $1,000,000 on or before August 28, 2013 and a payment of $19,000,000 on or before September 27, 2013.

Therefore, based on the above, we anticipate that we will require a total of approximately $41,232,332 for our plan of operations over the next twelve months. At November 30, 2012, we had cash of $337,481 and a working capital deficit of $544,641 including the derivative liability of $768,875. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs and property acquisitions going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our planned exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cashflows

During the nine month period ended November 30, 2012, our net cash decreased by $8,261,529, which included net cash used in operating activities of ($8,302,242), net cash used in investing activities of ($1,050,000) and net cash provided by financing activities of $1,090,713.

During the fiscal year ended February 29, 2012, our net cash decreased by $2,120,403, which included net cash used in operating activities of ($2,760,986), net cash used in investing activities of ($7,687,428) and net cash provided by financing activities of $8,328,011.

Cash Flow used in Operating Activities

Operating activities in the nine months ended November 30, 2012 used cash of ($8,302,242) compared to ($6,828,832) in the nine months ended November 30, 2011. Significant changes in cash used in operating activities are outlined as follows:

  Loss was $3,583,102 compared to a profit of $10,775,988 in the nine months ended November 30, 2012 and 2011, respectively. The decrease in profit was primarily a result of the decrease in the fair value of the derivative liability and the decrease in mineral property option payments and exploration costs, management fees, foreign exchange loss and consulting fees, which was partially offset by an increase in business development expenses and professional fees for the nine month period ended November 30, 2012.

The following non-cash items further adjusted the profit for the nine months ended November 30, 2012 and 2011:

  Depreciation was $165 and $210 in the nine months ended November 30, 2012 and 2011, respectively.

  Fair value adjustment on warrants were ($4,853,604) and ($20,920,063) in the nine months ended November 30, 2012 and 2011, respectively. The decrease in fair value adjustment on warrants was a result of the decrease in the fair value of the derivative liability due to the passage of time, volume of warrants and the decrease in the stock price of the Company.

  Mineral property option payments and exploration costs were $317,531 and $669,384 in the nine months ended November 30, 2012 and 2011, respectively. The decrease in non-cash mineral property option payments and exploration costs was a result the Company paying all such expenses during the nine month period ended November 30, 2012.

  Stock-based compensation was $99,258 and $2,720,346 in the nine months ended November 30, 2012 and 2011, respectively. The decrease in stock-based compensation was a result of there being no stock options granted during the nine month period ended November 30, 2012 and certain stock options vesting during the nine month period ended November 30, 2012, which were granted in the fiscal year ended February 29, 2012.

The following changes in working capital items further adjusted the profit for the nine months ended November 30, 2012 and 2011:

  Receivables were ($15,682) and ($56,541) in the nine months ended November 30, 2012 and 2011, respectively. The decrease in receivables was a result of the cash receipts of previously accrued interest on investment securities.

  Prepaid expenses were $26,816 and ($23,041) in the nine months ended November 30, 2012 and 2011, respectively, due to a decrease by the Company in prepaid expenses.

  Trade payables and accrued liabilities were ($293,624) and ($132,413) in the nine months ended November 30, 2012 and 2011, respectively. The increase in trade payables was due to delay in payment of accounts payable and accrued liabilities.

Cash Flow used in Investing Activities

During the nine month period ended November 30, 2012, investing activities used cash of $1,050,000 compared to $20,623 during the nine month period ended November 30, 2012. The change in cash used in investing activities from the nine month period ended November 30, 2012 as compared to November 30, 2011 relates primarily to significant acquisition costs of mineral properties of $300,000 and long term deposits of $750,000.

Cash Flow provided by Financing Activities

During the nine month period ended November 30, 2012, we raised $1,090,713 cash from financing activities as compared to $857,265 during the nine month period ended November 30, 2011 from proceeds on issuance of common shares – net of share issue costs, including $128,100 subscriptions received.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

From November 15 to the date of this Quarterly Report, we have received CAD$232,502 from a total of 9 persons for the subscription of units (each a “Unit”) of the Company at a price of CAD$0.18 per Unit. Each Unit consists of one share of common stock and one-half of one share purchase warrant (each a “Warrant”). Each whole Warrant entitles the holder to purchase one additional share of our common stock (each a “Warrant Share”) at a price of CAD$0.25 per Warrant Share for a period of five years from the date of issuance. We may be paying a finder’s fee with respect to certain subscriptions of Units.

On December 8, 2012, we entered into a second amendment agreement (the “Second Amendment Agreement”) with North America Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen to the Amendment Agreement, dated October 30, 2012, discussed above in order to amend the Amendment Agreement as follows:

Subsection (“i”) be added after Subsection (“h”) of Section 1 to read as follows:

“i.

In the event that the cash payment of US$2,450,000 following TSX Venture Exchange approval of the Amendment Agreement (the “Approval Payment”) is delayed, the parties agree to extend the Approval Payment deadline for a period of 30 days from the date of final approval from the TSX Venture Exchange with the payment of US$100,000 to Potash Green, LLC (the “Extension Payment”), with the Extension Payment to be deducted from the Approval Payment.”

Subsequent to November 30, 2012, we applied to the TSX Venture Exchange for approval to extend the expiry date of 20,833,204 common share purchase warrants issued on January 11, 2012 from January 11, 2013 to January 11, 2014. These warrants were issued as part of a private placement transaction and are exercisable into 20,833,204 common shares of the Company at a price of $0.20 per share. We received approval from the TSX Venture Exchange to the extension of the expiry date of such warrants on December 20, 2012.

Outstanding share data

At November 30, 2012, we had 180,576,408 issued and outstanding common shares, 16,811,892 outstanding stock options at a weighted average exercise price of CAD$0.31 per share, and 41,097,632 outstanding warrants at a weighted average exercise price of CAD$0.27 per share.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of November 30, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2012, we issued 4,000,000 shares to one entity pursuant to the exercise of common share purchase warrants at an exercise price of CAD$0.10 per share for total proceeds of CAD$400,000. We relied on the exemption from registration under the U.S. Securities Act of 1933, as amended, provided by Regulation S for the issuance of such securities.

On November 7, 2012, we issued an aggregate of 3,824,545 shares to three individuals and one entity pursuant to the exercise of common share purchase warrants at an exercise price of CAD$0.10 per share for total proceeds of CAD$382,454.50. We relied on the exemptions from registration under the U.S. Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and/or Section 4(a)(2) for U.S. purchasers as well as Regulation S for Canadian purchasers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 26, 2012, we issued 4,000,000 shares to one entity pursuant to the exercise of common share purchase warrants at an exercise price of CAD$0.10 per share for total proceeds of CAD$400,000. We relied on the exemption from registration under the U.S. Securities Act of 1933, as amended, provided by Regulation S for the issuance of such securities.

On November 7, 2012, we issued an aggregate of 3,824,545 shares to three individuals and one entity pursuant to the exercise of common share purchase warrants at an exercise price of CAD$0.10 per share for total proceeds of CAD$382,454.50. We relied on the exemptions from registration under the U.S. Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and/or Section 4(a)(2) for U.S. purchasers as well as Regulation S for Canadian purchasers.

On December 8, 2012, we entered into a second amendment agreement (the “Second Amendment Agreement”) with North America Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen to the Amendment Agreement, dated October 30, 2012, discussed above under “Mineral Properties/Agreements – Ringbolt Property”, in order to amend the Amendment Agreement as follows:

Subsection (“i”) be added after Subsection (“h”) of Section 1 to read as follows:

“i.

In the event that the cash payment of US$2,450,000 following TSX Venture Exchange approval of the Amendment Agreement (the “Approval Payment”) is delayed, the parties agree to extend the Approval Payment deadline for a period of 30 days from the date of final approval from the TSX Venture Exchange with the payment of US$100,000 to Potash Green, LLC (the “Extension Payment”), with the Extension Payment to be deducted from the Approval Payment.”

Subsequent to November 30, 2012, we applied to the TSX Venture Exchange for approval to extend the expiry date of 20,833,204 common share purchase warrants issued on January 11, 2012 from January 11, 2013 to January 11, 2014. These warrants were issued as part of a private placement transaction and are exercisable into 20,833,204 common shares of the Company at a price of $0.20 per share. We received approval from the TSX Venture Exchange to the extension of the expiry date of such warrants on December 20, 2012.

Item 6. Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration (2)
3.1.2	Certificate of Modification, dated January 21, 1994 (2)
3.1.3	Certificate of Modification, dated November 11, 1996 (2)
3.1.4	Certificate of Modification, dated June 16, 2004 (2)
3.1.5	Certificate of Modification, dated October 17, 2007 (2)
3.1.6	Certificate of Modification, dated November 10, 2009 (2)
3.1.7	Certificate of Continuation, dated April 26, 2011 (3)
3.1.8	Notice of Articles, dated May 31, 2012 (3)
3.2	Articles (1)
4.1	Share Option Plan (1)
4.2	Proposed Share Rights Plan (1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008 (2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009 (1)
10.3	Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009 (3)
10.4	Amendment Agreement to Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010 (1)

10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010 (1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010 (3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010 (3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011 (3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011 (3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012 (3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012 (2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012 (2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012 (4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012 (5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012 (5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012 *
Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer: PPI Holding Corporation (Incorporated under the laws of the State of Arizona)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011 (3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011 (2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012 (3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012 (2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012 (2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:

(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: January 14, 2013

By:	/s/ Laara Shaffer
Laara Shaffer
Chief Financial Officer and a director
(Principal Financial Officer and
Principal Accounting Officer)
Date: January 14, 2013