Form 10-K
period 2013-02-28
PASSPORT POTASH INC
filed 2013-05-31
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________.

Commission file number 000-54751

PASSPORT POTASH INC.
(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

608 – 1199 West Pender Street, Vancouver, BC, Canada V6E 2R1
(Address of Principal Executive Offices)

(604) 687-0300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[   ] Yes [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
[X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

i

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of August 31, 2012, computed by reference to the price at which such stock was last sold on the OTCQX ($0.17 per share) on that date, was approximately $18,272,117.

The registrant had 183,593,073 shares of common stock outstanding as of May 21, 2013.

ii

iii

REFERENCES

As used in this Annual Report: (i) the terms “we,” “us,” “our,” “Passport Potash” and the “Company” mean Passport Potash Inc. and its subsidiaries, if any; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements appear in a number of places in this Annual Report and include statements regarding our intent, belief or current expectation and that of our officers and directors. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In certain cases, forward-looking statements can be identified by the use of words such as “believe”, “intend”, “may”, “will”, “should”, “plans”, “anticipates”, “believes”, “potential”, “intends”, “expects” and other similar expressions. Forward-looking statements may include, but are not limited to, statements with respect to the future price of commodities, the estimation of mineral resources, the realization of mineral resource estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims, the completion of financings and regulatory approvals, and the timing and possible outcome of pending litigation and the timing and magnitude of such events, which are inherently risky and uncertain. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this Annual Report.

Readers are cautioned that the foregoing list is not exhaustive of all factors that could cause actual results, performance or achievements to differ materially from those described in forward looking statements, as there may be other factors that cause results, performance or achievements to not be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. We assume no obligation to update or to publicly announce the results of any change to any of the forward-looking statements contained or included herein to reflect actual results, future events or developments, changes in assumptions or changes in other factors affecting the forward-looking statements, other than where a duty to update such information or provide further disclosure is imposed by applicable law, including applicable United States federal securities laws.

AVAILABLE INFORMATION

Passport Potash files annual, quarterly and current reports with the SEC. You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

GLOSSARY OF SELECTED MINING TERMS

The following is a glossary of selected mining terms used in this Annual Report that may be technical in nature:

Potash: A generic term for potassium salts (primarily potassium chloride, but also potassium nitrate, potassium sulfate and sulfate of potash magnesia, or langbeinite) used predominantly and widely as a fertilizer in agricultural markets worldwide. Unless otherwise indicated or inferred by context, references to "potash" refer to muriate of potash.

Potassium Chloride or KCl: (muriate of potash/sylvite): a metal halide salt composed of potassium and chlorine, varying in color from white to red depending on the mining and recovery process used. The majority of potassium chloride produced is used for making fertilizer.

Potassium Oxide or K2O: a standard generally used to indicate and report ore grade.

Tonne: (also referred to as a metric ton) a measurement of mass equal to 1000 kg or 2,204.6 pounds.

Exploration stage: a U.S. Security and Exchange Commission descriptive category applicable to public mining companies engaged in the search for mineral deposits and ore reserves and which are not either in the mineral development or the ore production stage

Grade: The concentration of each ore metal in a rock sample, usually given as weight per volume. Where extremely low concentrations are involved, the concentration may be given in grams per ton (g/t). The grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from throughout the deposit.

PART I

ITEM 1.	BUSINESS

General

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

Effective September 29, 2004, we effected a share consolidation (reverse stock split) of our issued and outstanding shares of common stock on a basis of twelve (12) old shares for one (1) new share.

Effective October 18, 2007, we effected a forward stock split of our issued and outstanding shares of common stock on a basis of one (1) old share for three (3) new shares.

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta, Ontario and Québec and our common shares are listed for trading on the TSX Venture Exchange (the “TSX-V”) under the trading symbol “PPI”.

Our head and principal office is located at 608 - 1199 West Pender Street, Vancouver, British Columbia, Canada, V6E 2R1. Our registered and records office is located at 1500 – 1055 West Georgia Street, Vancouver, British Columbia, Canada, V6E 4N7.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral resource properties. We currently have an interest in or have the right to earn an interest in six properties, Southwest Exploration Property, Twin Buttes Ranch, Sweetwater/American Potash, Mesa Uranium, Ringbolt Property and Fitzgerald Ranch (the Holbrook Basin properties), which are all located in Arizona. We have not established any proven or probable reserves on our mineral property interests and we are not in actual development or production of any mineral deposit at this time. There is no assurance that a commercially viable mineral deposit exists on any of our property interests. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined with respect to our mineral property interests.

Our independent auditors’ report accompanying our February 28, 2013 and February 29, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Loss of Foreign Private Issuer Status under U.S. Securities Laws

Based on our analysis of the number of our shares held by persons resident in the U.S. as well as the majority of our assets being in the U.S., we do not meet the definition of a “foreign private issuer” under U.S. securities laws. As a result, we are subject to U.S. securities laws as applicable to a U.S. domestic company. The loss of foreign private issuer status may lead to significantly higher regulatory and compliance costs to us under U.S. securities laws. We are required to file periodic reports and registration statements on U.S. domestic issuer forms with the U.S. Securities and Exchange Commission, which are more detailed and extensive than the forms available to a foreign private issuer. We also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. We may also be required to modify certain of our policies to comply with good governance practices associated with U.S. domestic issuers. Such conversion and modifications will involve additional costs. In addition, we may lose our ability to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges that are available to foreign private issuers.

Intercorporate Relationships

The chart below illustrates our corporate structure, including our subsidiaries, the jurisdictions of incorporation, and the percentage of voting securities held.

JOBS Act

Recently the United States Congress passed the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are “emerging growth companies.” We are an “emerging growth company” as defined in section 3(a) of the Exchange Act (as amended by the JOBS Act, enacted on April 5, 2012), and we will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the SEC) or more; (b) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (c) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer”, as defined in Exchange Act Rule 12b–2. Therefore, we expect to continue to be an emerging growth company for the foreseeable future.

Generally, a registrant that registers any class of its securities under section 12 of the Exchange Act is required to include in the second and all subsequent annual reports filed by it under the Exchange Act, a management report on internal control over financial reporting and, subject to an exemption available to registrants that meet the definition of a “smaller reporting company” in Exchange Act Rule 12b-2, an auditor attestation report on management’s assessment of internal control over financial reporting. However, for so long as we continue to qualify as an emerging growth company, we will be exempt from the requirement to include an auditor attestation report in our annual reports filed under the Exchange Act, even if we do not qualify as a “smaller reporting company”. In addition, section 103(a)(3) of the Sarbanes-Oxley Act of 2002 has been amended by the JOBS Act to provide that, among other things, auditors of an emerging growth company are exempt from the rules of the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the registrant (auditor discussion and analysis). Furthermore, as an emerging growth company, we are able to avail ourselves to the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and to not present to our shareholders a nonbinding advisory vote on executive compensation, obtain approval of any golden parachute payments not previously approved, or present the relationship between executive compensation actually paid and our financial performance. Additionally, we have irrevocably elected to comply with new or revised accounting standards even though we are an emerging growth company.

Business Overview and History

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

Ringbolt Property

On March 28, 2011 we entered into an option agreement (the “Ringbolt Option Agreement”) with Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen (collectively, the “Optionor”) pursuant to which we acquired the right to acquire a 100% interest in the Ringbolt potash property located in the Holbrook Basin of southeast Arizona. The Ringbolt property is comprised of 15,994.32 acres of mineral exploration permits on land managed by the Arizona State Land Department.

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

On October 30, 2012, as part of a settlement agreement between us and the Optionor, we entered into an amendment agreement to the Ringbolt Option Agreement pursuant to which we will pay to the Optionor a total of $3,850,000, $150,000 of which was paid upon execution of the amendment agreement, $2,450,000 will be paid upon TSX Ventures Exchange approval of the amendment agreement, and the remaining $1,250,000 on or before October 31, 2014. In addition, upon TSX Venture Exchange approval of the amendment agreement, we will issue 750,000 shares of common stock to the Optionor and the Optionor will assign to us all of its right, title and interest in and to the property and will take all necessary action with the ASLD to effect such assignment. The cash payment of $2,450,000 and 750,000 shares of our common stock will be placed into escrow and will be released to the Optionor upon receipt of confirmation of the assignment of the property to us from the ASLD. There will be no royalty attached to the transferred mineral exploration permits.

Should we sell or in any way transfer our interest in the property, the Optionor will receive 20% of the gross consideration in excess of $30 million to a maximum of $2,000,000 if the aggregate consideration received for the transfer of the interest in the property is greater than $30 million and less than $40 million; or $2,000,000 plus 10% of the gross consideration in excess of $40 million to a maximum of $1,000,000 if the aggregate consideration is greater than $40 million and less than $50 million; or $3,000,000 plus 20% of the gross consideration in excess of $50 million if the aggregate consideration is greater than $50 million.

If we sell or transfer less than a 100% interest in the property, then the aforementioned bonus payments shall be ratably reduced by multiplying the bonus payment by the percentage of interest subject to the transfer transaction. The sale or transfer of the remainder of the interest in the property held by us will continue to be subject to the aforementioned bonus payment provisions.

On December 8, 2012, we entered into a second amendment agreement with the Optionor to amend the amendment agreement to extend the deadline to make the cash payment of $2,450,000 following TSX Venture Exchange approval for a period of 30 days from the date of final approval with a payment of $100,000 to Potash Green, LLC, which payment will be deducted from the aggregate payment owed.

The amendment agreement and the second amendment agreement to the Ringbolt Option Agreement were approved by the TSX Venture Exchange on February 27, 2013, and all payments except the $1,250,000 due on October 31, 2014, have been paid.

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

Fitzgerald Ranch Property

On May 7, 2012, we entered into a purchase agreement with co-trustees of the Fitzgerald Living Trust (“Fitzgerald Living Trust”) to acquire real estate covering a total of 41,000 contiguous acres of royalty-free private land (the “Fitzgerald Ranch”) located near Holbrook and adjacent to our Twin Buttes Ranch holdings in the Holbrook Basin in exchange for a total purchase price of $15,000,000 on the following material terms: (i) $250,000 to be irrevocably released to Fitzgerald Living Trust upon execution of the agreement; (ii) an additional $250,000 to be placed into escrow and irrevocably released to Fitzgerald Living Trust on July 1, 2012; (iii) during the term of the agreement, we have the right to perform exploration activities on the property; (iv) a payment of $14,500,000 at closing to take place on December 18, 2012; and (v) the final purchase is subject to TSX Venture Exchange approval.

A provision of the agreement grants us the right to perform exploration activities on the property. We have added 8 additional drill holes to our 2012 drill program which will be drilled on the Fitzgerald Ranch. We have drilled 5 holes on the Fitzgerald Ranch as part of the drill program.

On November 8, 2012, we entered into an amendment agreement to the original property purchase agreement. In accordance with the amendment agreement, in addition to our payment of an aggregate of $500,000 made by July 1, 2012, payments of $500,000 and $4,000,000 were to be made to Fitzgerald Living Trust upon execution of the amendment agreement and on December 18, 2012, respectively, which December 18, 2012 payment has not yet been made. Additionally, a payment of $5,000,000 will be irrevocably paid to Fitzgerald Living Trust on June 30, 2013 and the balance of $5,000,000 will be paid at the time of closing of the sale which will take place on December 18, 2013.

We also agreed to reimburse Fitzgerald Living Trust for any increase in taxes to it which are attributable to closing this sale in 2013 rather than 2012 and to make this reimbursement within 120 days from the date Fitzgerald Living Trust provides documentation to us of the increased tax amount.

On May 29, 2013, we entered into an agreement to amend and restate the agreement to the original property purchase agreement (the “Amended and Restated Agreement”) with Fitzgerald Living Trust for the purchase of the Fitzgerald Ranch, which also supersedes the amendment agreement dated November 8, 2012, as follows:

(a)	the purchase price has been increased to $17,000,000 and is to be paid as follows:

	(i)	the parties acknowledged that we have already paid $1,000,000 to Fitzgerald Living Trust;

	(ii)	a payment of $500,000 on the earlier of October 31, 2013, or within 30 days of closing our next financing;

	(iii)	a payment of $500,000 to be paid on December 31, 2013;

	(iv)	a payment of $1,000,000 to be paid on December 31, 2014; and

	(v)	the balance of $14,000,000 to be paid on the closing of the sale which is on or before June 15, 2015;

(b)
we have provided Fitzgerald Living Trust with the option to enter into a grazing lease on the property at the rate currently being charged by the Petrified Forest National Park, with the period of the lease being 5 years, with the option to renew for an additional 5 year term. The parties agreed that any ranching use of the property is secondary, and subject to mineral exploration and development;

(c)
during the term of the Amended and Restated Agreement, Fitzgerald Living Trust grants to us the right to enter into and on the property as set forth in the agreement to explore for, develop, core drill and sample ores, minerals and metals which are or may be found therein or thereon; provided however, that such ores, minerals and metals may only be removed, treated and produced in de minimus amounts from the core borings, solely for the purpose of determining the saturation and existence of such ores, minerals and metals and in no event shall we be permitted to sell any such ores, minerals or metals; and

(d)	the construction of roads shall be subject to the prior written approval of Fitzgerald Living Trust, which approval shall not unreasonably be withheld and shall be given in a timely manner.

The foregoing description of the Amended and Restated Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Agreement, which is attached hereto as Exhibit 10.17, and is incorporated herein by reference.

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

Business Operations

Corporate Summary

Our principal property is our Holbrook Basin potash project comprised of exploration permits and claims, some of which we hold directly and others which are subject to option, a lease over with an option to purchase the Twin Buttes Ranch property, and a purchase agreement for the Fitzgerald Ranch property. Our interest in our Holbrook Basin project is comprised of 53 Arizona State Land Department exploration permits, the Twin Buttes Ranch lease and option, the purchase agreement for the Fitzgerald Ranch property, and the option to purchase the Ringbolt exploration permits (an additional 25 ASLD permits).

We have acquired a strategic position in the Holbrook Basin with land holdings encompassing over 122,000 acres. The infrastructure in the Holbrook Basin provides a strategic advantage for us, with immediate access to BNSF rail lines, Interstate 40 and a major power plant within 25 miles of the project. Our 30-hole drill program combined with historic records show that the potash deposits in the Holbrook Basin are relatively shallow by industry standards, with deposits being found at depths between 800 and 1,300 feet, which is another major advantage for us.

Potash Industry Overview

Potash

Potash is used to describe a wide variety of compounds valued primarily for their potassium content, which is commonly measured in K2O units. The most concentrated and commonly available form of potash is potassium chloride (KCl), also referred to as Muriate of Potash (MOP), which is between 60-62% K2O by weight. Secondary forms of potash include sulfate of potash magnesia, also known as langbeinite (22% K2O), potassium sulfate (50% K2O) and potassium nitrate (44% K2O).

Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium, nitrogen and phosphate are the three primary nutrients essential for plant growth. A proper balance of these nutrients improves plant health and increases crop yields. Potash helps regulate plants’ physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites and cold weather. Currently, no cost effective substitutes exist for these three nutrients. Less effective nutrient sources do exist, however, the relatively low nutrient content of these sources and cost of transportation reduce their attractiveness as a viable, economic alternative to potash.

Potash is primarily mined from underground mines and less frequently, from naturally occurring surface or sub-surface brines. It is mined through both conventional underground methods and surface or solution mining. Unlike nitrogen and phosphate, potash does not require additional chemical conversion to be used as a plant nutrient.

Domestically, approximately 85% of all potash produced is used as a fertilizer, most of it in the form of potassium chloride, according to the U.S. Geological Survey. The chemical industry consumes the remaining 15% of potash produced.

Demand for Potash

Potash demand depends primarily on the demand for fertilizer, which is based on the total planted acreage, crop mix, soil characteristics, fertilizer application rates, crop yields and farm income. Each of these factors is affected by current and projected grain stocks and prices, agricultural policies, improvements in agronomic efficiency, fertilizer application rates and weather. From 2000 to 2010, global consumption of potash as a fertilizer grew at a compound annual growth rate (“CAGR”) of 2.6% per year, from approximately 21.9million tonnes K2O to approximately 28.3 million tonnes K2O, according to Fertecon.

Source: Fertecon

While developed countries have traditionally been the largest consumers of potash, developing countries are the fastest growing markets for potash, including in the emerging and developing economies of India, China and Brazil. Over the next eight years, Fertecon estimates that potash fertilizer consumption will grow in India, China and Brazil at a CAGR of 8.8%, 4.8% and 3.7%, respectively. Population and income growth are two important drivers of potash demand.

According to the USGS Mineral Commodity Summaries (January 2012), approximately 15% of U.S. potash consumption is used in the production of potassium chemicals for industrial markets. Industrial applications for potassium chloride include the production of potassium hydroxide, which is used in the production of other potassium chemicals; the production of potassium carbonate, which is primarily used for specialty glasses for cathode-ray tubes and as a component in dry-chemical fire extinguishers; leavening agents; and as a pharmaceutical ingredient. Potassium chloride is also used in the oil and gas industry as a drilling fluid additive. Other industrial applications of potassium chloride include use as a flux in secondary aluminum processing, as a potassium supplement in animal feeds, and in ceramics, textiles and dyes. From 2000 to 2010, U.S. industrial consumption of potash grew at a CAGR of 1.3%, from 725 thousand tonnes to 825 thousand tonnes, according to Fertecon.

Only 12 countries produce nearly all of the world’s supply, making much of the world dependent upon imports to satisfy their potash requirements. With its highly developed agricultural economy and limited domestic production capability, the U.S. is the second largest consumer of potash globally, representing 15.9% of total estimated consumption for 2010, as reported by Fertecon. According to Fertecon, in 2010, the U.S. was the largest importer of potash in the world, importing approximately 90% of its potash. The high level of potash consumption in the U.S. is in large part due to its extensive cultivation of commodity crops such as corn, wheat, cotton and soybeans.

Supply of Potash

The supply of potash is influenced by a broad range of factors including available capacity and achievable operating rates; mining, production and freight costs; government policies and global trade. According to Fertecon, in 2010, seven countries accounted for approximately 91% of the world’s aggregate potash production. This scarcity has resulted in a high degree of concentration among the leading producers. Canada currently accounts for approximately 29% of global potash production. The next six largest producers, Russia, Belarus, China, Germany, Israel and Jordan, account for approximately 62% of global production. The U.S. produces approximately 17% of the potash it consumes. U.S. potash reserves are concentrated in the southwestern U.S and account for approximately 3.3% of world production. The leading global providers of potash are shown in the following chart:

Source: Fertecon

Based on demand growth expectations, and assuming normal effective capacity utilization rates and timely completion of all announced capacity expansions, Fertecon projects the global potash market to grow from 34.6 million tonnes of K2O total sales in 2010 to 46.6 million tonnes in 2020.

Competitive Business Conditions

We compete with numerous other companies and individuals in the search for and acquisition or control of attractive mineral properties. Our ability to acquire further properties will depend not only on our ability to operate and develop our properties but also on our ability to select and acquire suitable properties or prospects for exploration or development.

In regards to our plan to produce potash, there are a limited number of potash producers presently. If we are successful at becoming a producer of potash, our ability to be competitive with those producers will require that we establish a reliable supply of potash to the market.

Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency and the Bureau of Land Management as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

If we are successful in the future at discovering a commercially viable mineral deposit on our property interests, then if and when we commence any mineral production, we will also need to comply with laws that regulate or propose to regulate our mining activities, including the management and handling of raw materials, disposal, storage and management of hazardous and solid waste, the safety of our employees and post-mining land reclamation.

We cannot predict the impact of new or changed laws, regulations or permitting requirements, or changes in the ways that such laws, regulations or permitting requirements are enforced, interpreted or administered. Health, safety and environmental laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated health, safety and environmental capital expenditures or reclamation and closure expenditures will be required in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

The Minerals Section of the Arizona State Land Department is responsible for mining/mineral activities on Arizona State Trust land. Exploration Permits and Mining Leases are governed by: Arizona Revised Statutes Title 27, Minerals, Oil and Gas; Title 37 Public Lands; Title 41 State Government; and Arizona Administrative Code Title 12 Natural Resources, Chapter 5. In order to explore for minerals on Arizona State Trust lands we are required to comply with the following:

A non-refundable filing fee of $500.00 is required for each application.
An environmental disclosure questionnaire must accompany each application.
A maximum 640 acres or 1 whole section is permitted per application.
An exploration permit is valid for one (1) year, renewable up to five (5) years.
Lease boundaries, access routes, mine workings, roads, water sources, residences, utilities, etc. must be plotted separately on a USGS Topographic Map included with the application.

The application must be signed by the applicant(s) or an authorized agent. If an agent is filing for the applicant, a notarized Power of Attorney must be filled with the Department. The filing fee for a Power of Attorney is $50.00.

The processing of an Exploration Permit takes a minimum of sixty (60) days.
The Application is reviewed by the ASLD Minerals Section and if necessary, other ASLD divisions, outside agencies and any interested parties.
Rent is $2.00 per acre for first year which includes the second year and $1.00 per acre per year for years three through five.
An Exploration Plan of Operation must be submitted annually and approved by the ASLD prior to startup of exploration activities.

If any surface disturbance is planned as part of the exploration activities, Archaeological and Biological surveys as well as any other applicable permits must be submitted for ASLD review (three (3) copies of each and an electronic copy in pdf format).

A bond is established based on the proposed exploration activities. Typically a $3,000.00 bond is required for a single permit or a blanket bond of $15,000.00 for five or more permits held by an individual or company.

Minimum work expenditure requirements are:
$10 per acre per year for years 1-2;
$20 per acre per year for years 3-5; and

Proof of work expenditures must be submitted to the ASLD Minerals Section each year in the form of invoice and paid receipts. If no work was completed on-site, the applicant can pay the equal amount to the department.

An exploration permit is not a right to mine.

If discovery of a valuable mineral deposit is made, the permitee must apply for a mineral lease before actual mining activities can begin.

Prospecting on Federal lands is administered by the Bureau of Land Management (“BLM”). Prospecting Permits are covered by the Public Domain Mineral Leasing Act of 1920, as amended (30 U.S.C. 181 et seq.), the Acquired Lands Mineral Leasing Act of 1947, as amended (30 U.S.C. 351-359), and the Federal Land Policy Management Act of 1976 (FLPMA), (43 U.S.C. 1701 et seq.) which authorizes the management and use of the public lands. The regulations governing these minerals are found in the 43 CFR 3500 regulations.

We have applied for prospecting permits with the BLM but have not yet been granted permission to begin exploration activities. The permits are still in process.

Employees

As at May 1, 2013, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Transfer Agent

We have engaged Computershare Investor Services Inc. as our stock transfer agent. The Computershare Investor Services Inc. office that provides services to us is located at 510 Burrard Street, 2nd Floor, Vancouver, British Columbia, V6C 3B9. Their telephone number is (604) 661-9400 and their fax number is (604) 661-9549. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Associated with the Holbrook Basin Project

The Holbrook Project may be subject to unknown land title defects.

Although we believe we have exercised reasonable due diligence with respect to determining title to our properties, there is no guarantee that title to our properties and other tenure will not be challenged or impugned. No assurances can be given that there are no title defects affecting our properties. Our properties may be subject to prior unregistered liens, agreements, transfers or claims and title may be affected by, among other things, undetected defects. There may be valid challenges to the title of our properties which, if successful, could prevent us from operating our properties as planned or permitted or prevent us from enforcing our rights with respect to our properties.

We may not locate any commercially viable mineral deposits on any of our current properties within the Holbrook Basin Project, which would have an adverse effect on the value of our common stock.

Our exploration for commercially viable mineral deposits is highly speculative in nature and involves the substantial risk that no viable mineral deposits will be located on any of our properties within the Holbrook Basin Project. There is a considerable risk that any exploration program we conduct on our properties may not result in the discovery of any significant mineralization or commercially viable mineral deposits. We may encounter numerous geological features that limit our ability to locate mineralization or that interfere with our planned exploration programs, each of which could result in our exploration efforts proving unsuccessful. In such a case, we may incur the costs associated with an exploration program without realizing any benefit. This would likely result in a decrease in the value of our common stock and investors may lose their entire investment.

There is no guarantee that we will be able to finance the Holbrook Basin Project for production if we are successful at locating a commercially viable mineral deposit.

If we are successful at locating a commercially viable mineral deposit on any of our current properties within the Holbrook Basin Project, then any decision to proceed with production on the Holbrook Basin Project will require significant production financing. If we are unable to source production financing on commercially viable terms, we may not be able to proceed with the project and may have to write-off our investment in the project.

A portion of our properties is within the expanded boundaries of the Petrified Forest National Park, which may expose us to increased environmental and regulatory scrutiny.

Our Holbrook Basin Project is in close proximity to the Petrified Forest National Park (“PFNP”), a national park in northeastern Arizona protected by the United States National Parks Services. In December 2004, the United States government enacted legislation which expanded the authorized boundaries of the PFNP by approximately 125,000 acres to include adjacent lands. Portions of our Twin Butte Ranch property fall within the expanded boundaries of the PFNP. Although the enabling legislation for the expansion of the PFNP provides that the Secretary of the Interior may only acquire land in private ownership from willing sellers, the proximity of our properties to the PFNP may expose us to increased environmental and regulatory scrutiny.

The proximity of our properties to the PFNP could lead to the denials of approvals and permits necessary to develop portions or our Holbrook Project. Furthermore, the proposed expansion of the PFNP could limit our ability to acquire additional mineral rights, and additional acquisitions of lands or interests in land by the National Park Service would lead to further overlap with our current holdings.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments in environmental controls at ongoing operations, which may lead to increased expenses. Permit renewals and compliance with present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Business

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, shareholder approval of any golden parachute payments not previously approved and presenting the relationship between executive compensation actually paid and our financial performance. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years after our first sale of common stock pursuant to a Securities Act registration statement, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any August 31.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it. Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected..

We are an exploration stage company with no current revenue source and a history of operating losses and there is an expectation that we will generate operating losses for the foreseeable future; we may not achieve profitability for some time, if at all.

We have a history of operating losses and there can be no assurance that we will ever be profitable. We presently have no ability to generate earnings as our properties are in the exploration stage. Significant operating losses are to be anticipated for at least the next several years before we will be able to generate any revenues. If the Holbrook Basin Project is successfully developed and operated, we anticipate that we will retain future earnings and other cash resources for the future operation and development of our business.

We will require additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties, and if we raise additional financing existing securityholders may experience dilution.

We will need to raise additional financing to complete further exploration of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of our mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow from operations. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our mineral properties to be earned by another party or parties carrying out further exploration thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are able to raise funds from the sale of our securities, existing securityholders may experience significant dilution of their ownership interests and possibly to the value of their existing securities. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties.

As our mineral properties do not contain any reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of potash on our mineral properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known potash mineralization at these projects has not yet been determined to be economic, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral body exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of potash. Any determination that our properties contain commercially recoverable quantities of potash may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

Our exploration activities on our mineral properties may not be successful, which could lead us to abandon our plans to develop such properties and our investments in exploration.

We are an exploration stage company and have not as yet established any reserves on our properties. Our long-term success depends on our ability to establish commercially recoverable quantities of potash on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

  identification of potential mineral mineralization based on superficial analysis;
  availability of government-granted exploration permits;
  the quality of management and geological and technical expertise; and
  the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract potash, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be established or determined to be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; potash prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of potash on our mineral properties.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, are considered to be in the exploration stage, and may never be profitable. Further, we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a net loss totaling $9,474,700 in the year ended February 28, 2013, and incurred net profit of $8,505,659 in the year ended February 29, 2012, however, this net profit was a result of substantial non-cash decrease in derivative liability. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our participation in mineral exploration prospects has required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically discover mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Our operations are subject to losses due to exchange rate fluctuation.

We maintain accounts in Canadian currency. Our equity financings have to-date been priced in Canadian dollars, however our material project is located in the United States and requires regular currency conversions to U.S. dollars. Our operations are accordingly subject to currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

Declining economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. Markets in the US, Canada and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

The mining industry is very competitive and our ability to attract and retain qualified contractors and staff is critical to our success. The departure of key personnel or loss of key contractors could adversely affect our ability to run our business and achieve our business objectives.

We will compete in the hiring of appropriate geological, engineering, permitting, environmental and other operational experts to assist with the location, exploration and development of our mineral property interests and implementation of our business plan. We believe we will have to offer or pay appropriate cash compensation and options to induce persons to be associated with an exploration stage company.

In addition, we depend to a great extent on principal members of our management. If we lose the services of any key personnel, in particular, Mr. Joshua Bleak, our President and CEO, who has been instrumental in the growth and expansion of our business, it could significantly impede our growth plans and corporate strategies, identifying business opportunities, recruiting new staff, and retaining existing capable staff. The recruiting and retaining qualified scientific, technical and managerial personnel is critical to our success. We do not currently have any key man life insurance policies. We may not be able to retain existing personnel or attract and retain qualified staff in the future.

If we are unable to hire qualified contractors and staff and retain personnel in key positions because of our limited resources, we may be unable to proceed with the implementation of our business plan of exploring and possibly developing our mineral property interests. In that event, investors will have their investment impaired or it may be entirely lost.

We face competition from larger companies having access to substantially more resources than we possess.

Our competitors include other mineral exploration and mining companies and fertilizer producers in the United States and globally, including state-owned and government-subsidized entities. Many of these competitors are large, well-established companies and have substantially larger operating staffs and greater capital resources than we do. We may not be able to successfully conduct our operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive mineral properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. If our competition is such that we cannot compete and generate a sufficient return on our investment and operations, we may be forced to curtail our operations, resulting in a loss to investors.

There is substantial doubt as to whether we can continue as a going concern.

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended February 28, 2013, indicating that we have incurred losses since inception of the exploration stage of $34,928,564 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our officers and directors may be subject to conflicts of interest.

Some of our officers and directors serve only part time and may be subject to conflicts of interest. Each may devote part of his working time to other business endeavors, including consulting relationships with other corporate entities, and may have responsibilities to these other entities. Such conflicts may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, some of our officers and directors may be subject to conflicts of interest.

Joshua Bleak, our President CEO and a director, as well as John Eckersley, our Vice President and a director, serve full time (40 hours per week). All of the other directors and officers only provide services to us on a part time basis as follows:

Laara Shaffer (CFO and a director) – 15 hours per week;
Ali Rahimtula (director) – 10 hours per week;
Matthew Salmon (director) – 10 hours per week;
David Salisbury (director) – 10 hours per week;
Dennis Ickes (director) – 10 hours per week; and
Jerry Aiken (director) – 10 hours per week.

We are required to indemnify our directors and executive officer against liability to us and our stockholders, and such indemnification could increase our operating costs.

Our Articles require us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our Articles also require us to reimburse them for expenses actually and reasonably incurred by such director and/or officer in respect of legal proceedings relating to carrying out the duties of their offices.

Since our directors and executive officer are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our directors or executive officer file a claim against us for indemnification, the associated expenses could also increase our operating costs.

Loss of Foreign Private Issuer Status under U.S. Securities Laws may lead to significantly higher costs and expenses.

Based on our analysis of the number of our shares held by persons residing in the U.S., as well as the majority of our assets being in the U.S., we do not meet the definition of a “foreign private issuer” under U.S. securities laws. As a result, we are subject to U.S. securities laws as applicable to a U.S. domestic company. The loss of foreign private issuer status may lead to significantly higher regulatory and compliance costs to us under U.S. securities laws. We are required to file periodic reports and registration statements on U.S. domestic issuer forms with the U.S. Securities and Exchange Commission, which are more detailed and extensive than the forms available to a foreign private issuer. We also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. We may also be required to modify certain of our policies to comply with good governance practices associated with U.S. domestic issuers. Such conversion and modifications will involve additional costs. In addition, we may lose our ability to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges that are available to foreign private issuers.

General Risks Associated with Our Exploration Activities

Mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations.

If economic quantities of minerals are found on any of our mineral property interests by us in sufficient quantities to warrant mining operations, such mining operations will be subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Mineral exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Mineral exploration and development and future potential mining operations are or will be subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may increase in the future.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

Our operations are dependent on receiving the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals may impair our business and operations.

We must obtain numerous environmental and exploration permits and approvals authorizing our future operations. A decision by a government agency to deny a permit or approval could have a material adverse effect on our ability to continue operations at the affected location and may have a material adverse effect on our business operations.

In addition, if we are successful at indentifying a commercially viable potash deposit on our Holbrook Basin Project, the future potential development of such deposit into a mine is also predicated upon securing all necessary permits and approvals. A denial of or delay in obtaining any of these permits or approvals or the issuance of any of these permits with cost-prohibitive conditions could interfere with any potential development of this property and have a material adverse effect on our business, financial condition or results of operations.

Our business involves many operating risks, which may result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.

Our operations are subject to hazards and risks associated with the exploration of natural resources and related fertilizer materials and products, such as: fires; explosions; inclement weather and natural disasters; mechanical failures; unscheduled downtime; and availability of needed equipment at acceptable prices. Any of these risks can cause substantial losses resulting from: damage to and destruction of property, natural resources and equipment; regulatory investigations and penalties; revocation or denial of our permits; suspension of our operations; and repair and remediation costs.

Our liability for environmental hazards may extend to those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. We do not currently maintain insurance against all of the risks described above. In the future we may not be able to obtain insurance at premium levels that justify its purchase. We may also experience losses in amounts in excess of the insurance coverages carried. Either of these occurrences could harm our financial condition and results of operations.

Potash is a commodity with a selling price that is highly dependent on the business and economic conditions and governmental policies affecting the agricultural industry. These factors are outside of our control and may significantly affect our profitability.

If we are able to achieve commercial production on any of our properties, our future revenues, operating results, profitability and rate of growth will depend primarily upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors. The most important of these factors, for U.S. markets, are: weather patterns and field conditions (particularly during periods of traditionally high crop nutrients consumption); quantities of crop nutrients imported to and exported from North America; current and projected grain inventories and prices, both of which are heavily influenced by U.S. exports and world-wide grain markets; and U.S. governmental policies, including farm and biofuel policies and subsidies, which may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

International market conditions, which are also outside of our control, may also significantly influence our future operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, the existence of, or changes in, import barriers, or foreign currency fluctuations in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

Government regulation may adversely affect our business and results of operations.

Projects related to mineral exploration, mining and natural resources are subject to various and numerous federal, state and local government regulations, which may be changed from time to time. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the exploration, mining, development, production, handling, storage, transportation and disposal of natural resources, including potash, or its by-products and other substances and materials produced or used in connection with mining operations. Activities subject to regulation include the use, handling, processing, storage, transportation and disposal of hazardous materials, and we could incur substantial additional costs to comply with environmental, health and safety law requirements related to these activities. We also could incur substantial costs for liabilities arising from past unknown releases of, or exposure to, hazardous substances.

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, we could be held jointly and severally responsible for the removal or remediation of any hazardous substance contamination at future facilities, at neighboring properties to which such contamination may have migrated and at third-party waste disposal sites to which we have sent waste. We could also be held liable for natural resource damages. Liabilities under these and other environmental health and safety laws involve inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of liabilities under and violations of environmental, health and safety laws and related uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income, third-party claims for property damage or personal injury or remedial or other costs that would negatively impact our financial condition and operating results. Finally, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems may subject us to material capital expenditures or liabilities in the future.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which may lead to increased expenses. Permit renewals and compliance with present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Securities

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. To the extent that we require additional funding currently not provided for in our financing plans, our funding sources may prohibit the payment of any dividends. Because we do not intend to declare dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including any equity in that person’s or person’s spouse’s primary residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Any future sales of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will likely have to issue additional equity securities to obtain funds for our planned exploration operations and acquisition activities. Our efforts to fund our planned exploration and acquisition activities will therefore result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable as we are not an accelerated or large accelerated filer.

ITEM 2.	PROPERTIES

We lease our principal office space located at 608 – 1199 West Pender Street, Vancouver, British Columbia, Canada, V6E 2R1. This office space is for the conduct of our business operations and costs us approximately $1,500 in rent per month.

Description of Mineral Properties

Holbrook Basin

Our principal asset is the Holbrook Basin property, a potash exploration project located in the Holbrook Basin of east-central Arizona (the “Holbrook Basin Project”). The project is comprised of 78 Arizona State Land Development (“ASLD”) exploration permits, full or partial interests in 132 private land sections and 4 prospecting permits on federal land managed by the Bureau of Land Management, which are all located within the Holbrook Basin.

Notice to Readers

The mineral resources referred to herein have been estimated in accordance with the definition standards on mineral resources of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in NI 43-101 and are not compliant with SEC Industry Guide 7 guidelines. In addition, measured mineral resources, indicated mineral resources and inferred mineral resources, while recognized and required by Canadian regulations, are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Accordingly, we have not reported them in the United States. Investors are cautioned not to assume that any part or all of the mineral resources in these categories will ever be converted into mineral reserves. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. In particular, it should be noted that mineral resources which are not mineral reserves do not have demonstrated economic viability. It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources or inferred mineral resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. Investors are cautioned not to assume that any part of the measured mineral resources, indicated mineral resources or inferred mineral resources referred to herein are economically or legally mineable.

Location, Access and Infrastructure

Our Holbrook Basin Project is situated in the Holbrook Basin of east-central Arizona, which spans Coconino, Navajo and Apache Counties. The Holbrook Basin Project is located approximately 13 kilometers (8 miles) southeast of the town of Holbrook in the County of Navajo, Arizona. The town of Holbrook provides capacity for personnel, supplies, equipment and accommodation. The I-40 to the north of the project area is a major west-east interstate highway and intersects with eight north-south interstate highways. Therefore, there is full service truck transport and support system throughout the southwest U.S. by way of route I-40. The U.S. Routes 77 and 180 run from I-40 into the project area. The project is also accessible by way of a number of unpaved roads which cut through the project area. The entire area is accessible off-road by four-wheel drive vehicles.

The Burlington Northern Santa Fe Railway (the “BNSF”) mainline is located to the north of the project area. This dual track is a main rail track for heavy duty service. The BNSF is part of the southwest system and runs through Fort Worth, Texas, BNSF headquarters, to the west through New Mexico, Arizona and into California. The ports of Stockton, Long Beach and the Mexican ports of Guymas and Topolabampo are easily accessible and suitable for international shipping.

A coal-fired power station, the Cholla Plant, which is located just west of Holbrook near Joseph City, provides electricity to the area. Water for drilling can also be obtained from range tanks, wells, and the Little Colorado River. The project area is covered by an electrical distribution network and a gas supply system.

We currently hold lands with a cumulative area of 122,879.08 acres within the Holbrook Basin. The landholdings are located within Township 15 to 19 North, Range 21 to 26 East, along the Gila and Salt River Meridian and Base Line. The figure below illustrates the location of our Holbrook Basin Project.

Figure 1: Location of the Holbrook Basin Project.

Property Titles

The Holbrook Basin Project consists of full/partial interests in 132 sections of private land covering a total of 70,098.19 acres, 78 Arizona State Land Department (“ASLD”) exploration permits covering an area of 45,726.33 acres and 4 prospecting permits on federal land managed by the Bureau of Land Management covering a total of 7,054.56 acres all within the Holbrook Basin. Our ownership interest in each of the properties and exploration permits comprising the Holbrook Basin Project are described above under “Item 1. Business – Recent History.”

Private Land

Through a four-year lease purchase agreement with Twin Buttes Ranch, LLC, we control five parcels of private land totaling 28,534.06 acres in Navajo County. The lease ends on August 28, 2013.

Through a purchase agreement with the Fitzgerald Living Trust we control 41,564.13 acres of private land in Navajo County. The closing of the purchase agreement is expected to take place on December 18, 2013.

Bureau of Land Management

We have submitted four prospecting permit applications with the Bureau of Land Management on federal land totaling 7,054.56 acres through the Southwest Option Agreement with Southwest Exploration, Inc., dated September 30, 2008. The land is administered by the Bureau of Land Management and our prospecting permit applications are currently being reviewed.

Arizona State Trust Land

As a Canadian corporation, we are unable to hold any ASLD exploration permits on our own behalf. Therefore, we formed a wholly owned subsidiary, PPI Holding Corp., an Arizona corporation, to hold all exploration permits. The ASLD permits, which we acquired through lease options with Southwest Exploration, Inc., Mesa Uranium Corp. and Sweetwater River Resources, LLC/American Potash, LLC, were acquired contractually by PPI Holding Corp. An option agreement with Ringbolt Ventures Ltd., Potash Green, LLC, and others was made to acquire another 25 mineral exploration permits on State Trust land. The nature of each agreement is listed above in “Item 1. Business –Recent History.” All ASLD fees and work expenditure requirements are current with respect to the 78 permits. We can apply for and acquire state leases on that acreage once a potential resource has been sufficiently demonstrated.

Figure 2: Location map – Holbrook Basin Project landholdings

Permits

Permits necessary to carry out exploration on private, ASLD and federal lands in Arizona are as follows:

The Arizona Oil & Gas Conservation Commission is responsible for granting the permits necessary for drilling on private, State and federal lands in the Holbrook Basin, Arizona. Furthermore, a “Surface Use Plan” and the posting of a bond (US$25,000) are required before starting any drilling activities.

A Mineral Exploration Permit must be obtained from the ASLD in order to drill on State trust land. Requirements to obtain this permit include:

  A non-refundable filing fee of US$500
  An environmental disclosure questionnaire
  An Exploration Plan of Operation

  A bond – US$3,000 for a single permit; US$15,000 for a blanket bond – for five or more permits held by an individual company
  Annual rental fees, work expenditure requirements and an annual renewal fee of US$500/permit.

If the permittee discovers a feasible mineral deposit, it will have to apply for a mineral lease prior to the start of any mining activities.

Permission to perform exploration drilling on federal lands has been granted by the Bureau of Land Management (“BLM”). Therefore, either a Notice of Intent (<5.0 acres/ 0.02 km² surface disturbance; obtainable within 30-60 days) or a Plan of Operations (>5.0 acres/ 0.02 km² surface disturbance) has to be submitted, depending on the amount of surface disturbance that is planned (43 CFR 3809.11 and 43 CFR 3809.21). Depending on the nature of the intended work, the level of required reclamation bonding, the need for archeological surveys and other factors determined by the BLM, a Plan of Operations can take several months for approval.

Expiry Date of Permits

ASLD Exploration Permits

2013			2014			2015			2016
	Permit #	Expiration Date		Permit #	Expiration Date		Permit #	Expiration Date		Permit #	Expiration Date
1	08- 113251	10/15/13	22	08- 113917	10/21/14	44	08- 114982	10/20/15	74	08- 115438	02/29/16
2	08- 113252	10/15/13	23	08- 113918	10/21/14	45	08- 114983	10/20/15	75	08- 115439	02/29/16
3	08- 113254	10/15/13	24	08- 113919	10/21/14	46	08- 114984	10/20/15	76	08- 115440	02/29/16
4	08- 113255	10/15/13	25	08- 113921	10/21/14	47	08- 114985	10/20/15	77	08- 115441	02/29/16
5	08- 113256	10/15/13	26	08- 113986	10/21/14	48	08- 114986	10/20/15	78	08- 115442	02/29/16
6	08- 113257	10/15/13	27	08- 113987	10/21/14	49	08- 114987	10/20/15
7	08- 113258	10/15/13	28	08- 113988	10/21/14	50	08- 114988	10/20/15
8	08- 113259	10/15/13	29	08- 113989	10/21/14	51	08- 114989	10/20/15
9	08- 113260	10/15/13	30	08- 113990	10/21/14	52	08- 115078	12/22/15
10	08- 113261	10/15/13	31	08- 113991	10/21/14	53	08- 115079	12/22/15
11	08- 113262	10/15/13	32	08- 113992	10/21/14	54	08- 115080	12/22/15
12	08- 113263	10/15/13	33	08- 113993	10/21/14	55	08- 115081	12/22/15
13	08- 113264	10/15/13	34	08- 113994	10/21/14	56	08- 115087	12/29/15
14	08- 113270	10/15/13	35	08- 113995	10/21/14	57	08- 115088	12/29/15
15	08- 113273	10/15/13	36	08- 113996	10/21/14	58	08- 114065	05/12/15
16	08- 113274	10/15/13	37	08- 114252	11/12/14	59	08- 114067	05/12/15
17	08- 113361	11/20/13	38	08- 114253	11/12/14	60	08- 114076	05/12/15

18	08- 113362	11/20/13	39	08- 114254	11/12/14	61	08- 115089	12/29/15
19	08- 113365	11/20/13	40	08- 114255	11/12/14	62	08- 115090	12/29/15
20	08- 113366	11/20/13	41	08- 114256	11/12/14	63	08- 115091	12/29/15
21	08- 113367	11/20/13	42	08- 114257	11/12/14	64	08- 115092	12/29/15
			43	08- 114258	11/12/14	65	08- 115093	12/29/15
						66	08- 115094	12/29/15
						67	08- 115095	12/29/15
						68	08- 115096	12/29/15
						69	08- 115097	12/29/15
						70	08- 115098	12/29/15
						71	08- 115099	12/29/15
						72	08- 115100	12/29/15
						73	08- 115101	12/29/15

BLM Prospecting Permits

BLM prospecting permits are effective for an initial term of two years and may be extended for an additional two year period. The Company has submitted four prospecting permit applications with the BLM but has not yet been granted permission to begin exploration activities as the applications are currently being reviewed.

Annual Payments and Work Requirements

ASLD Exploration Permits

ASLD exploration permit expenses are our responsibility and include renewal fees, rental fees and exploration expenditure requirements. The following table sets out the aforementioned fees and expenditures on the ASLD exploration permits to which we hold or to which we have an interest in or have the right to earn an interest:

Lessees	Permit #	Effective Date	Expiration Date	Renewal Date	Renewal Fee	Rental Fee Years 1-2 [total]	Rental Fee Years 3-5 [per year]	Exploration Requirement Years 1-2	Exploration Requirement Years 3-5
PPI Holding Corp/HNZ Potash	08-113361	11/21/08	11/20/13	11/20/11	$ 250.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-113366	11/21/08	11/20/13	11/20/11	$ 250.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-113367	11/21/08	11/20/13	11/20/11	$ 250.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-114982	10/21/10	10/20/15	10/20/11	$ 500.00	$ 480.00	$ 240.00	$2,400.00	$ 4,800.00
PPI Holding Corp/HNZ Potash	08-114983	10/21/10	10/20/15	10/20/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-114984	10/21/10	10/20/15	10/20/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-114985	10/21/10	10/20/15	10/20/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-114987	10/21/10	10/20/15	10/20/11	$ 500.00	$ 120.00	$ 60.00	$600.00	$ 1,200.00
PPI Holding Corp/HNZ Potash	08-114988	10/21/10	10/20/15	10/20/11	$ 500.00	$ 200.00	$ 100.00	$1,000.00	$ 2,000.00
PPI Holding Corp/HNZ Potash	08-115078	12/23/10	12/22/15	12/22/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-115079	12/23/10	12/22/15	12/22/11	$ 500.00	$ 686.22	$ 343.11	$3,431.10	$ 6,862.20
PPI Holding Corp/HNZ Potash	08-115080	12/23/10	12/22/15	12/22/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-115081	12/23/10	12/22/15	12/22/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-115094	12/30/10	12/29/15	12/29/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-115095	12/30/10	12/29/15	12/29/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-115096	12/30/10	12/29/15	12/29/11	$ 500.00	$ 200.00	$ 100.00	$1,000.00	$ 2,000.00
PPI Holding Corp/HNZ Potash	08-115097	12/30/10	12/29/15	12/29/11	$ 500.00	$ 320.00	$ 160.00	$1,600.00	$ 3,200.00

PPI Holding Corp/HNZ Potash	08-115098	12/30/10	12/29/15	12/29/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-115099	12/30/10	12/29/15	12/29/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp/HNZ Potash	08-115100	12/30/10	12/29/15	12/29/11	$ 500.00	$ 691.78	$ 345.89	$3,458.90	$ 6,917.80
PPI Holding Corp/HNZ Potash	08-115101	12/30/10	12/29/15	12/29/11	$ 500.00	$ 640.00	$ 320.00	$3,200.00	$ 6,400.00
PPI Holding Corp.	08-113251	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,454.06	$ 727.03	$7,270.30	$ 14,540.60
PPI Holding Corp.	08-113252	10/16/08	10/15/13	10/15/11	$ 500.00	$ 909.00	$ 454.50	$4,545.00	$ 9,090.00
PPI Holding Corp.	08-113254	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113255	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,450.68	$ 725.34	$7,253.40	$ 14,506.80
PPI Holding Corp.	08-113256	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113257	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113258	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113259	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113260	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113261	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,441.88	$ 720.94	$7,209.40	$ 14,418.80
PPI Holding Corp.	08-113262	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113263	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113264	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113270	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,343.56	$ 671.78	$6,717.80	$ 13,435.60
PPI Holding Corp.	08-113273	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113274	10/16/08	10/15/13	10/15/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113362	11/21/08	11/20/13	11/20/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-113365	11/21/08	11/20/13	11/20/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-114986	10/21/10	10/20/15	10/20/11	$ 500.00	$ 525.86	$ 262.93	$2,629.30	$ 5,258.60
PPI Holding Corp.	08-114989	10/21/10	10/20/15	10/20/11	$ 500.00	$ 480.00	$ 240.00	$2,400.00	$ 4,800.00
PPI Holding Corp.	08-115087	12/30/10	12/29/15	12/29/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-115088	12/30/10	12/29/15	12/29/11	$ 500.00	$ 1,023.40	$ 511.70	$5,117.00	$ 10,234.00

PPI Holding Corp.	08-115089	12/30/10	12/29/15	12/29/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-115090	12/30/10	12/29/15	12/29/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-115091	12/30/10	12/29/15	12/29/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-115092	12/30/10	12/29/15	12/29/11	$ 500.00	$ 412.72	$ 206.36	$2,063.60	$ 4,127.20
PPI Holding Corp.	08-115093	12/30/10	12/29/15	12/29/11	$ 500.00	$ 320.00	$ 160.00	$1,600.00	$ 3,200.00
PPI Holding Corp.	08-115438	03/01/11	02/29/16	02/29/12	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-115439	03/01/11	02/29/16	02/29/12	$ 500.00	$ 879.58	$ 439.79	$4,397.90	$ 8,795.80
PPI Holding Corp.	08-115440	03/01/11	02/29/16	02/29/12	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
PPI Holding Corp.	08-115441	03/01/11	02/29/16	02/29/12	$ 500.00	$ 867.28	$ 433.64	$4,336.40	$ 8,672.80
PPI Holding Corp.	08-115442	03/01/11	02/29/16	02/29/12	$ 500.00	$ 960.00	$ 480.00	$4,800.00	$ 9,600.00
Potash Green LLC (RBV)	08-113917	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,278.44	$ 639.22	$6,392.20	$ 12,784.40
Potash Green LLC (RBV)	08-113918	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,283.20	$ 641.60	$6,416.00	$ 12,832.00
Potash Green LLC (RBV)	08-113919	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113921	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113986	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113987	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113988	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113989	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,267.16	$ 633.58	$6,335.80	$ 12,671.60
Potash Green LLC (RBV)	08-113990	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113991	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113992	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113993	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-113994	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00

Potash Green LLC (RBV)	08-113995	10/22/09	10/21/14	10/21/11	$ 500.00	$ 80.00	$ 40.00	$400.00	$ 800.00
Potash Green LLC (RBV)	08-113996	10/22/09	10/21/14	10/21/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114065	05/13/10	05/12/15	05/12/12	$ 500.00	$ 1,283.16	$ 641.58	$6,415.80	$ 12,831.60
Potash Green LLC (RBV)	08-114067	05/13/10	05/12/15	05/12/12	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114076	05/13/10	05/12/15	05/12/12	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114252	11/13/09	11/12/14	11/12/11	$ 500.00	$ 1,276.68	$ 638.34	$6,383.40	$ 12,766.80
Potash Green LLC (RBV)	08-114253	11/13/09	11/12/14	11/12/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114254	11/13/09	11/12/14	11/12/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114255	11/13/09	11/12/14	11/12/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114256	11/13/09	11/12/14	11/12/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114257	11/13/09	11/12/14	11/12/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00
Potash Green LLC (RBV)	08-114258	11/13/09	11/12/14	11/12/11	$ 500.00	$ 1,280.00	$ 640.00	$6,400.00	$ 12,800.00

The ASLD permits that are subject to the Joint Exploration Agreement with HNZ Potash , LLC only indicate our 50% portion of the exploration expenditures.

The following table is a breakdown of the renewal fees, rental fees and exploration expenditure requirements on a yearly basis from 2008 to 2015 compared to the year in which the permits were effective:

Year	2008 Permits	2009 Permits	2010 Permits	2011 Permits	Total
2008	$172,975.08				$172,975.08
2009	$145,895.90	$172,672.88			$318,568.78
2010	$294,831.39	$145,727.40	$202,206.84		$642,765.63
2011	$294,831.39	$293,927.54	$171,005.70	$34,101.16	$793,865.79
2012	$294,831.39	$293,927.54	$342,611.97	$28,834.30	$960,205.20
2013		$293,927.54	$342,611.97	$57,802.03	$694,341.54
2014			$342,611.97	$57,802.03	$400,414.00
2015				$57,802.03	$57,802.03

BLM Permits

We will have expenses for the BLM prospecting permits, however, those expenses have not yet been determined by the BLM as the BLM has not yet granted us such permits to begin exploration.

Climate

The climate in the Holbrook Basin Project area is semi-arid with high temperatures between 11 to 35°C (51 to 95°F) during summer and low temperatures in the winter ranging between -6 to 14°C (21 to 59°F). Temperatures in spring and fall vary between -3 and 30°C (28 to 86°F). The average annual precipitation is 224 mm (9 in) with maximum rates in July to October of 27 to 38 mm per month (1.1 to 1.5 inches per month). (U.S. DEPARTMENT OF COMMERCE NATIONAL OCEANIC & ATMOSPHERIC ADMINISTRATION NATIONAL ENVIRONMENTAL SATELLITE, DATA AND INFORMATION SERVICE (2004): Climatography of the United States, No. 20, 1971-2000, Station: HOLBROOK, AZ http://cdo.ncdc.noaa.gov/climatenormals/clim20/az/024089.pdf, last accessed on 03/02/2012.).

Physiography

The landscape is generally flat with minor low lying, rolling hills, supporting ranching, light industry and areas of historical mining. The vegetation in the range land is limited and consists of minor salt cedar and scrub grasses. In the valley bottoms, there is some hay production and there are numerous ranches scattered throughout the Project Area. The Little Colorado, a permanent stream, and the Puerco River, an intermittent stream, run through the area. These streams merge about three miles east of Holbrook and tend to generally produce fresh water, which is reported to be brackish to saline in the surrounding areas. The area between the rivers is characterized by generally low grassland ridges, broad drainage areas and ledge form buttes and mesas. South of the Little Colorado, a similar topography is present, but with considerable pinon and cedar cover. A regional aquifer is located within the Coconino Sandstone, which is called C-aquifer. Furthermore, the Moenkopi and Chinle Formations might contain undefined/unreported aquifers. South of the Holbrook Basin Project area, there are extensive areas of sink holes reaching the land surface, which suggests major salt dissolution that likely contributes to the salinity of the water in the Coconino Sandstone. Ground level elevations across the Project Area range in average from 1,600 to 1,700 m (5,300 to 5,600 ft) Mean Sea Level.

Geology

The sedimentary Holbrook Basin is approximately 13,000 km² in size and is located in east-central Arizona at the southern margin of the Colorado Plateau Province. It is orientated approximately NE-SW and bounded by the Mogollon Rim to the southwest and the Defiance Uplift to the northeast.

The stratigraphic succession of the Holbrook Basin (see Table 1 and Figure 3 below) starts with the coarse-grained Cambrian Tapeats Sandstone (0-101 meters thick), which is overlain by the Devonian Martin Formation consisting of limestone and dolomitic limestone (0-91 meters thick). This unit is followed by the massive Mississipian Redwall Limestone (0-18 meters thick), which is occasionally overlain by interbedded shale and thin bedded limestone (Pennsylvanian Naco Formation, 0-152 meters thick).

Above that lies the Permian Supai Formation, which can be sub-divided into four members -equal five halite deposition cycles (WINTERS, S. (1963): Supai Formation (Permian) of Eastern Arizona. Geological Society of America Memoirs.):

  Amos Wash Member – reddish brown siliciclastics,
  Big A Butte Member – reddish brown siliciclastics intercalated with gypsum and limestone (Cycle 1),
  Fort Apache Member – fossiliferous limestone (Cycle 1),
  and Corduroy Member – similar to Big A Butte Member’s lithology, but containing thick evaporite/halite horizons and hosting the potash deposit (Cycle 2 to 5; extension: approx. 160 km E-W and approx. 60 km N-S).

The overlying Coconino Sandstone represents the top of the Permian deposits. According to LORENZ & COOPER (LORENZ, J. C. & COOPER, S. P. (2001). Interpreting Fracture Patterns in Sandstones Interbedded with Ductile Strata at the Salt Valley Anticline, Arches National Park, Utah. Retrieved from All U.S Government Documents (Utah Regional Depository), http://digitalcommons.usu.edu/govdocs/9, last accessed on 05/03/2012) this unit shows regional fracturing and often causes drilling issues and circulation losses. The following Triassic formations contain the Moenkopi Sandstones and the overlying redbed and lacustrine Chinle Formation. The uppermost section of the geological succession consists of scattered outcrops of the Tertiary Bidahochi Formation with thin bedded limy shales, minor thin sandstone beds and interbedded ash-fall tuff deposits.

Table 1 Regional Stratigraphy of the Holbrook Basin and Approximate Horizon Thicknesses (according to PEIRCE, H.W. & GERRARD, T.A. (1961): Evaporite deposits of the Permian Holbrook Basin, Arizona. Second Symposium on Salt, Northern Ohio Geological Society, pp. 1-10; CARR, W.E. (1966): A review of potash exploration, Holbrook drilling project. Arkla Exploration Company, Internal Correspondence; and WINTERS, S. (1963): Supai Formation (Permian) of Eastern Arizona. Geological Society of America Memoirs).

Age	Formation	Thickness
		ft	m
Tertiary	Bidahochi Formation	0-30	0-9
Triassic	Chinle Formation Moenkopi	0-725 0-230	0-221 0-70
Permian	Coconino Sandstone Supai Formation	370-401 1297-1574	94-122 395-480
Pennsylvanian	Naco Formation	0-500	0-152
Mississippian	Redwall Limestone	0-60	0-18
Devonian	Martin Formation	0-300	0-91
Cambrian	Tapeats Formation	330	101
Precambrian

Figure 3 Simplified Cross-section through the Holbrook Basin (according to PEIRCE, H.W. & GERRARD, T.A. (1961): Evaporite deposits of the Permian Holbrook Basin, Arizona. Second Symposium on Salt, Northern Ohio Geological Society, pp. 1-10.).

Historical Work

The first salt was discovered in the Holbrook Basin in 1920 during petroleum exploration drilling near Holbrook (PEIRCE, W. (1981): Major Arizona Salt Deposits. Field Notes, 11(4), 4 p). Based on promising results from oil tests, potash exploration in the Holbrook basin was started in the 1960s and 1970s. Historical drilling was performed almost in the entire Holbrook basin, within and outside of our properties. In total, 142 historical drill holes with records are available, with 110 of those holes being drilled by Arkla Exploration and Duval Exploration. The following table contains all historical drill holes which are located within our properties (Coordinates in WGS 84 UTM Zone 12N):

Hole ID	Old ID	Operator	Northing	Easting	Elev ft	Elev m	TD ft	TD m
DH01-15	Arkla #56 State	Arkla	3846902	606141	5383	1641	1420	433
DH01-46	Duval #37	Duval	3872717	629670	5760	1756	1564	477
DH01-66	Duval #1A	Duval	3874722	634468	5982	1823	2005	611
Duval #59	Duval #59	Duval	3839117	588958	5316	1620	742	226
Duval #64	Duval #64	Duval	3855707	623265	5690	1734	1401	427
DH01-23	KCL #7	KCL	3863577	623135	5800	1768	1600	488
DH01-25	US Borax #2 (Kern County)	KCL	3858053	620918	5710	1740	1430	436
DH01-16	US Borax #1	US Borax	3845420	610135	5365	1635	1813	553
DH01-27	US Borax #1-B	US Borax	3854281	624631	5600	1707	1308	399

Well logs, samples and core descriptions as well as assay reports are available from the Arizona Oil and Gas Conservation Commission at the Arizona Geological Survey (Tucson, Arizona).

The historical drill hole data already shows the depth, thickness and K2O (potassium oxide) content of the potash horizon. However, for creation of the geological model as well as any resource estimation as required by Canadian Securities Administrators NI 43-101, only historical drill holes were considered which had at least two independent methods for determination of K2O: (i) chemical assay data; and (ii) geophysical downhole logging data (i.e. Natural Gamma Ray Log). Only drill holes, which showed consistent results in assaying and Natural Gamma Log were used for the resource modelling.

In the course of the cross-check sampling of our 2012 exploration drilling samples, a mineralogical analysis was performed additional to chemical assaying. The X-ray diffractometry (XRD) allows a quantitative analysis of the mineral content of a sample and therefore provides the possibility for an independent data verification of the calculated mineralogy from the chemical assay data – which is ultimately the base for the mineralized material mass calculation of the resources. For all 45 analyzed samples the discrepancy is less than 0.25 wt% for Sylvite and less than 1.0 wt% for Carnallite with coeffecients of determination for all samples of 99.99% and 99.97%, respectively.

The following steps were performed to verify the data:

  Chemical assay data was compared with geophysical drill hole data. Due to the radioactive isotope 40 K, there is a correlation between the potassium content and the signal strength in the natural gamma log. As a result, inconsistent assay data or incomplete sampling intervals could be identified.
  Comparison of assay results of different laboratories The charge balance between positive ions (Mg2 +,Ca2 +, Na+, K+) and negative (Cl-, SO 2 -) ions is 4 determined for each full salt analysis, recent as well as historic ones. If the absolute difference 2*(cations –anions)/(cations+anions) * 100% is larger than 5.0%, the analysis is classified as an outlier and should be considered suspect.
  The mineralogical composition of the sample was calculated based on the chemical analysis, which included re-calculating the elements from weight % to mol and re-arranging them to the basic salts. Subsequently the mineralogy was recalculated to masses of elements, including the crystal water content. The sum of these elements together with the insoluble content should be close to 100.
  The Natural Gamma Ray Log and assay result of every single drill hole was compared to those of adjacent drill holes. In a normal case, a correlation in the number of mineralized beds or combined thickness is visible. If there are discrepancies, the drill hole data has been considered suspect and the usability of this data for resource estimation was evaluated individually.
  We and HNZ Potash, LLC conducted confirmation drilling in our 2009 – 2012 drilling campaign. Seven recent boreholes were drilled in a distance of max. 250 m to historical wells. All of the drill holes in the following table correlate very well in the Natural Gamma Log. Slight differences occur in the assaying results but they are generally consistent. Consequently, this fact, in addition to the procedures described before, supports the usage of historical drill hole data.
Recent Drill Holes	Historical Drill Hole	Distance
HNZ-SW-07 PPI-01-09 PPI-1211 PPI-02-09 PPI-03-09 PPI-04-09 PPI-1204	DH 362 DH 09-21 DH 09-13 DH 09-19 DH 09-16 DH 09-12 DH 09-25	44 m 138 m 159 m 183 m 160 m 223 m 250 m

Current Exploration

We started our exploration activities in 2009, and have carried out the following activities to date:

  We drilled four exploration drill holes in 2009, undertook two drill holes drilled by Potash Green in 2010, completed 23 holes in 2011, completed 23 holes in 2012 (22 cored; 1 rotary drilled)
  Chemical assaying of core split samples (sampling interval: 0.15 m)

  Geophysical logging of four 2009 drill holes (Southwest Exploration Services, LLC, Gilbert, Arizona) and twenty-six 2011 drill holes (Geophysical Logging Services, Prescott, Arizona & Century Geophysical Corporation, Tulsa, Oklahoma) and twenty-three 2012 drill holes that ran immediately after hole completion
  Conversion of historic drill logs to equivalent K O values (eK O8 , Geophysical Logging Services, 2 2 Prescott, Arizona & Century Geophysical Corporation, Tulsa, Oklahoma)
  Approx. 80.5 km of 2D seismic lines conducted by Zonge International, Inc. (Tucson, Arizona; 11 profiles; January/February 2011) to the east of Holbrook town showing faults with vertical offsets of 10-90 m (32 295 ft).

Furthermore, two drill holes were adopted from Potash Green, LLC, which included geophysical logging and chemical assaying of core split samples.

According to the joint exploration agreement with HNZ Potash LLC (“HNZ”), HNZ and us are sharing all data in the possession or control and agreed to plan future exploration activities with mutual knowledge. HNZ’s exploration activities included:

  Drilling 23 exploration wells
  Chemical assaying of core split samples (sample interval: 0.15m)
  Geophysical logging of all 23 drill holes immediately after hole completion (Southwest Exploration Services, LLC, Gilbert, Arizona)

ERCOSPLAN conducted a schematic comparison between historical gamma ray logs and chemical assays. It was found that the eK2O value cannot be used to determine the potash salt content due to partly high insoluble contents which potassium content is also included in the eK2O (equivalent K2O) value.

Recent Drill Holes

As part of our exploration program, we drilled four exploration drill holes in 2009. Two adopted drill holes were drilled by Potash Green, LLC in 2010. 23 drill holes were completed by us in 2011, an additional 23 drill holes were completed in 2012, and finally 5 drill holes have been completed to date in 2013. In 45 of the holes drilled between 2009 and April 2013, the potash section was cored, this includes the eight joint Passport Potash and Hopi Tribe drill holes completed from November 2012 through April 2013 were cored. The remaining 14 holes are rotary drill holes without any core. HNZ carried out a 23 drill hole exploration drilling program in 2011.

Drilling Procedures

We conducted vertical rotary drilling and coring, which was done by the Boart Longyear Company and K.M. Drilling, Inc. according to industrial standards. The 1st drilling stage included drilling through the overburden and through unconsolidated silts within the Chinle Formation that had a tendency to collapse and inhibit drilling. During the 2nd stage, drilling was continued down to the Marker Bed, where an 8-inch casing was set. Further drilling was conducted down below the Marker Bed with a 5 7/8- inch bit and a 6-inch casing was set down to the final depth or the section below the Marker Bed was cored and casings with sizes that gradually reduced down hole were set (8 to 3.5 inches – depending on down hole conditions and total depth).

HNZ also conducted vertical rotary drilling and coring (contract: Stewart Brothers Drilling Co, Milan, New Mexico). Stand pipes were set at approximately 20 ft using a 16-in bit and a 13-3/8-in casing. The second section was normally drilled with a 12-1/4-in bit to approximately 100 feet into the Coconino Formation sandstone. If mud loss was observed, a 9-5/8-inch casing was set. The third section was drilled with an 8-3/4-inch bit until anhydrite was reached in the Supai Formation. A 7-inch casing was set and cemented. After drilling additional 30 feet with a 6-inch bit, the borehole assembly was changed to continuous coring. Continuous 4-inch cores were collected throughout the Supai Formation evaporates and 30 to 40 feet beneath the lowest potash bed.

Drilling Results

The basic data for our drill holes are listed in Table 2. All of them were drilled vertically and intersected the potash horizon. Due to varying contents of clay (which also contains potassium and therefore also generates amplitude in natural gamma ray log) within the potash horizon, an unaltered determination of potash salts containing K2O is not possible from only the natural gamma log. Therefore the K2O grade was determined only by chemical assay data.

Table 2 Basic Data for PASSPORT Exploration Campaign Drill Holes and HNZ Exploration Campaign Drill Holes (Coordinates are given in UTM Format, WGS 84 Datum).

Hole ID	Completion	Northing	Easting	Elev.	TD (ft)	Type
	Date			(ft)
PPI-01-09	27.06.2009	3845046	601389	5295	999	Core
PPI-02-09	03.07.2009	3847195	603258	5354	1060	Core
PPI-03-09	09.07.2009	3849814	596310	5406	1040	Core
PPI-04-09	15.07.2009	3845112	604656	5331	1100	Core
PG-1	09.06.2010	3861831	624612	5780	1580	Core
PG-2	21.06.2010	3857937	598383	5620	1380	Core
PPI-1101	07.01.2010	3856762	596861	5372	1330	Rotary
PPI-1102	14.03.2011	3856557	604744	5594	1675	Rotary
PPI-1102A	Abandoned	3856240	604806	5580	N/A	Rotary
PPI-1103	26.03.2011	3857965	605023	5662	1725	Rotary
PPI-1104	14.04.2011	3859520	604687	5643	1672	Core
PPI-1105	02.02.2011	3856327	603195	5613	1575	Rotary
PPI-1106	21.04.2011	3860982	603190	5641	1657	Core
PPI-1107	26.04.2011	3861005	599961	5561	1434	Core
PPI-1108	12.02.2011	3857927	599934	5436	1475	Rotary
PPI-1109	05.06.2011	3847970	597751	5330	1075	Rotary
PPI-1110	21.07.2011	3846393	599457	5312	1200	Rotary
PPI-1111	17.05.2011	3849637	599432	5413	1137	Core
PPI-1112	11.07.2011	3848028	601102	5328	1175	Core
PPI-1113	03.08.2011	3849691	602713	5364	1250	Rotary
PPI-1114	14.06.2011	3848110	604604	5388	1244	Core
PPI-1115	05.06.2011	3846500	606016	5374	1268	Core
PPI-1116	05.06.2011	3848236	607707	5466	1427	Rotary
PPI-1117	20.06.2011	3846422	594892	5346	1000	Rotary
PPI-1118	18.06.2011	3844977	597900	5324	1073	Core
PPI-1119	10.05.2011	3855665	605382	5590	1533	Core
PPI-1120	26.04.2011	3858261	605558	5739	1637	Core
PPI-1121	17.05.2011	3862637	604806	5748	1530	Core
PPI-1122	21.09.2011	3859301	616108	5591	1400	Rotary
PPI-1131	15.03.2012	3862086	598754	5602	1400	Core
PPI-1132	19.08.2011	3859461	598492	5510	1450	Rotary
PPI-1133	14.09.2011	3862587	601535	5658	1600	Rotary
PPI-1134	07.03.2012	3859395	601639	5562	1695	Rotary
PPI-1201	29.03.2012	3858019	601591	5466	1400	Core
PPI-1202	30.05.2012	3857928	603122	5506	1398	Core
PPI-1203	15.05.2012	3859557	603146	5559	1478	Core
PPI-1204	10.09.2012	3860391	597499	5550	1349	Core
PPI-1205	13.06.2012	3857659	596719	5425	1220	Core
PPI-1206	07.06.2012	3856199	598487	5391	1398	Core
PPI-1210	17.09.2012	3853033	594222	5373	1017	Core
PPI-1211	21.07.2012	3853433	596281	5403	1089	Core
PPI-1212	08.10.2012	3853068	599318	5512	1238	Core
PPI-1214	24.06.2012	3851387	595083	5504	1108	Core
PPI-1216	17.10.2012	3851461	598541	5462	1173	Core
PPI-1218	27.07.2012	3846576	596088	5347	978	Core
PPI-1219	27.07.2012	3847988	597730	5329	938	Core
PPI-1220	20.07.2012	3846401	599446	5337	1048	Core
PPI-1221	13.07.2012	3849652	602701	5395	1119	Core
PPI-1222	10.07.2012	3848135	604345	5394	1178	Core
PPI-1223	04.07.2012	3848193	607678	5429	1230	Core
PPI-1224	29.06.2012	3845054	607483	5454	1197	Core

Hopi-1	26.11.2012	3849870	604298	5430	1168	Core
Hopi-2	05.12.2012	3848431	602623	5312	1058	Core
Hopi-3	17.12.2012	3846571	604559	5352	1083	Core
Hopi-4	15.01.2013	3845129	606034	5342	1148	Core
Hopi-5	04.02.2013	3848299	599446	5373	1050	Core
Hopi-6	12.02.2013	3843560	604272	5312	1005	Core
Hopi-7	03.03.2013	3845399	602955	5295	1028	Core
Hopi-8	31.03.2013	3846519	601320	5312	998	Core
HNZ- MILKY- 08	22.06.2011	3851936	615646	5556	1268	Core
HNZ- MILKY- 11	07.01.2011	3852003	612708	5602	1311	Core
HNZ- MILKY- 12	14.07.2011	3849408	615268	5455	1260	Core
HNZ- MILKY- 13	27.07.2011	3849189	612189	5562	1368	Core
HNZ- MILKY- 14	25.08.2011	3846899	610163	5474	1291	Core

All rotary drill holes were drilled with fresh, unsaturated water, which affected the geophysical borehole logs. However, for most of the drill holes, a clear indication for potash mineralization is visible in the Natural Gamma Log. The exceptions are PPI-1101, PPI-1105, PPI-1109 and PPI-1110, in which stronger dissolution within the potash section probably took place.

As for all rotary drill holes (see Table 2) no drill cores/assay data was available, and therefore, no reliable declaration of the potash horizon was possible. However, the natural gamma ray log shows, due to the high amplitudes, in most of the drill holes an indication for potash salts. Table 3 shows only drill holes for which a reliable determination by chemical assay data of top, base, thickness and K2O grade were possible.

Since the assay data for historical as well as recent holes was already provided in the common form of K2O, it was not necessary to convert or use any conversion to K2O. If the assay data had been provided in KCl (potassium chloride), then a conversion would have been necessary.

The depths of mineralized intervals as well as grades are summarized in Table 3.

Table 3 Overview of Depth, Thickness and Grade of our Drill Holes

Hole ID	Top	Base	Thickness			Thickness	Avg. Grade	GxT
[ft]	[m]	[ft]	[m]	[ft]		[m]	K2 O [%]	[m%]
PG-1	1502.0	457.81	1521.0	463.60	19.0	5.79	4.04	23.4
PG-2	1262.0	384.66	1275.0	388.62	13.0	3.96	5.74	22.7
PPI-01-09	895.0	272.80	904.5	275.69	9.5	2.90	10.98	31.8
PPI-02-09	987.5	300.99	1000.0	304.80	12.5	3.81	9.74	37.1
PPI-03-09	960.0	292.61	963.0	293.52	3.0	0.91	8.55	7.8
PPI-04-09	1016.5	309.83	1029.0	313.64	12.5	3.81	6.54	24.9
PPI-1104	1462.5	445.77	1469.5	447.90	7.0	2.13	9.45	20.2
PPI-1106	1439.0	438.61	1442.5	439.67	3.5	1.07	14.34	15.3
PPI-1107	1321.0	402.64	1326.0	404.16	5.0	1.52	5.91	9.0
PPI-1111	1061.0	323.39	1069.5	325.98	8.5	2.59	5.16	13.4
PPI-1112	969.0	295.35	983.5	299.77	14.5	4.42	8.21	36.3
PPI-1114	1131.5	344.88	1146.0	349.30	14.5	4.42	6.14	27.2

PPI-1115	1108.7	337.93	1122.2	342.04	13.5	4.11	8.63	35.5
PPI-1118	966.0	294.44	975.0	297.18	9.0	2.74	6.61	18.1
PPI-1119	1427.5	435.10	1441.5	439.37	14.0	4.27	6.23	26.6
PPI-1120	1590.0	484.63	1601.5	488.14	11.5	3.51	3.88	13.6
PPI-1121	1335.5	407.06	1347.5	410.72	12.0	3.66	5.60	20.5
PPI-1131	1328.0	404.77	1334.5	406.76	6.5	1.98	10.58	21.0
PPI-1201	1290.5	393.34	1300.5	396.39	10.0	3.05	10.79	32.9
PPI-1202	1335.5	407.06	1345.0	409.96	9.5	2.90	4.76	13.8
PPI-1203	1435.0	437.39	1437.0	438.00	2.0	0.61	4.52	2.8
PPI-1204	1282.0	390.75	1289.5	393.04	7.5	2.29	8.29	19.0
PPI-1205	1087.5	331.47	1092.5	332.99	5.0	1.52	13.60	20.7
PPI-1206	1109.0	338.02	1113.5	339.39	4.5	1.37	11.90	16.3
PPI-1210	927.0	282.55	940.0	286.51	13.0	3.96	5.36	21.2
PPI-1211	1021.5	311.35	1030.0	313.94	8.5	2.59	11.07	28.7
PPI-1212	1169.0	356.31	1173.0	357.53	4.0	1.22	6.38	7.8
PPI-1214	1056.0	321.87	1070.5	326.29	14.5	4.42	7.08	31.3
PPI-1216	1110.5	338.48	1122.5	342.14	12.0	3.66	7.22	26.4
PPI-1218	901.0	274.62	907.0	276.45	6.0	1.83	9.60	17.6
PPI-1219	889.0	270.97	894.0	272.49	5.0	1.52	8.13	12.4
PPI-1220	932.5	284.23	933.0	284.38	0.5	0.15	6.53	1.0
PPI-1221	1056.0	321.87	1078.0	328.57	22.0	6.71	7.89	52.9
PPI-1222	1120.0	341.38	1133.0	345.34	13.0	3.96	8.20	32.5
PPI-1223	1178.5	359.21	1181.5	360.12	3.0	0.91	5.76	5.3
PPI-1224	1143.5	348.54	1158.5	353.11	15.0	4.57	7.46	34.1
Hopi-1	1156.0	352.35	1165.5	355.24	9.5	2.90	8.06	23.4
Hopi-2	1020.5	311.05	1034.0	315.16	13.5	4.11	8.38	34.4
Hopi-3	1059.5	322.94	1069.5	325.98	10.0	3.05	8.54	26.0
Hopi-4	1055.0	321.56	1064.5	324.46	9.5	2.90	8.56	24.8
Hopi-5	995.0	303.28	1000.0	304.80	5.0	1.52	8.58	13.1
Hopi-6	952.5	290.32	960.0	292.61	7.5	2.29	8.21	18.8
Hopi-7	963.0	293.52	973.0	296.57	10.0	3.05	6.29	19.2
Hopi-8	932.5	284.23	947.5	288.80	15.0	4.57	8.93	40.8
HNZ-MILKY-08	1173.5	357.68	1174.5	357.99	1.0	0.30	7.83	2.4
HNZ-MILKY-11	1248.5	380.54	1259.0	383.74	10.5	3.20	10.25	32.8
HNZ-MILKY-12	1217.0	370.94	1218.0	371.25	1.0	0.30	13.25	4.0
HNZ-MILKY-13	1337.5	407.67	1343.0	409.35	5.5	1.68	10.89	18.3
HNZ-MILKY-14	1230.5	375.06	1231.5	375.36	1.0	0.30	7.53	2.3
HNZ-MILKY-15	1245.0	379.48	1263.0	384.96	18.0	5.49	7.06	38.7
HNZ-MILKY-19	barren
HNZ-SW-02	908.0	276.76	909.0	277.06	1.0	0.30	22.40	6.8

HNZ-SW-03	862.0	262.74	865.0	263.65	3.0	0.91	14.23	13.0
HNZ-SW-04	733.0	223.42	735.0	224.03	2.0	0.61	19.25	11.7
HNZ-SW-05	629.0	191.72	638.0	194.46	9.0	2.74	7.95	21.8
HNZ-SW-06	683.0	208.18	687.0	209.40	4.0	1.22	13.53	16.5
HNZ-SW-07	903.5	275.39	916.0	279.20	12.5	3.81	7.09	27.0
HNZ-SW-08	1174.5	357.99	1184.0	360.88	9.5	2.90	10.86	31.5
HNZ-SW-09	1006.0	306.63	1019.0	310.59	13.0	3.96	9.26	36.7
HNZ-SW-10	867.0	264.26	871.0	265.48	4.0	1.22	6.37	7.8
HNZ-SW-12	956.0	291.39	964.0	293.83	8.0	2.44	8.24	20.1
HNZ-SW-13	733.0	223.42	739.5	225.40	6.5	1.98	5.41	10.7
HNZ-SW-14	1104.5	336.65	1107.0	337.41	2.5	0.76	14.42	11.0
HNZ-SW-16	1006.0	306.63	1012.5	308.61	6.5	1.98	9.35	18.5
HNZ-SW-17	837.5	255.27	844.5	257.40	7.0	2.13	4.61	9.8
HNZ-SW-18	barren

Sample Preparation, Analyses and Security

The standard operating and quality assurance procedures followed by our employees have been instituted to make sure that all sampling techniques and results meet international reporting standards.

During the exploration program, we took split core samples. Coring started when the first significant gypsum interval (Upper Supai Formation) was intersected. Information about the drill holes and the on-site core descriptions were given/conducted according to international standards (depth intervals, recovery-%, lithology, structure, alteration, rock type, weathered profile, sample intervals, remarks). On site, our field geologists collected the cuttings, bagged and labeled them and placed a small sub-sample into a chip tray for further treatment (not sent for chemical analysis). Rotary cuttings coming from below the anhydrite were generally logged by the on-site geologists. Directly after being retrieved, the cores were measured, cleaned, field logged, packed in plastic poly sheeting and were placed into sequentially numbered and labeled (drill hole name, land location, depth interval, core number) core boxes. The material was then temporarily stored prior to transfer to the laboratories at our core facilities. A chain of custody prepared by the well site geologist accompanied the delivery. In the laboratory, the cores were split in two halves and one half was crushed, pulverized and assayed. For all 2012 and the last 2011 core sections, the core was cut at our core storage facility. The sampling interval was 0.15 m. The laboratories commissioned for the performance of the chemical analysis of the K2O content were ALS Chemex (Reno, Nevada – ISO 9001:2008 and ISO/IEC 17025:2005 certificates), Skyline (Tucson, Arizona – ISO/IEC 17025 certificate), Apex Environmental Laboratory (Tempe, Arizona) and SRC Laboratories in Saskatoon, Canada (SCC accredited, ISO/IEC 17).

ALS analyzed the cores from the four 2009 drill holes. The cores were sent in full and, afterwards, split in half with one half being crushed and pulverized before going into 35 Element Aqua Regia ICP-AES and Whole Rock Package ICP-AES. Internal standards, blanks and duplicates were included. After a year, part of the core was sent back to us and the other part was permanently stored in Apache Junction in July 2011.

Skyline did the analysis on ten 2011 drill holes by splitting, crushing, pulverizing and assaying the cores at their laboratory. They used 34 elements Aqua Regia Digestion (ICP-OES, TE-2 program) and the Volumetric Chloride Analysis method for Total Chlorine.

Apex analyzed 89 samples of PPI-1115 via ICP-MS and Silver Nitrate Titration for Total Chlorine. Apex included internal blanks, standards and Laboratory Control Samples (LCS).

Chemical analyses for PPI-1131 and all subsequent 2012 assaying works were carried out primarily by SRC.

During the recent exploration program in 2011, HNZ took samples from cores that were cut in half. Coring started when the first significant gypsum interval (Upper Supai Formation) was intersected. Information about the drill holes and the on-site core descriptions were given/ con-ducted according to international standards (depth intervals, recovery-%, lithology, structure, alteration, rock type, weathered profile, sample intervals, remarks). Directly after being retrieved, the cores were measured, cleaned, field logged, packed in plastic poly sheeting and were placed into sequentially numbered and labeled, 2-ft long (drill hole name, land location, depth interval, core number) core boxes. The material was then shifted to the HNZ core lab facility at the Milky Ranch. There, the cores were split in two halves and placed in plastic bags. The sampling interval was 6 in (0.15 m). Sampling started approximately 2 to 4 ft above the mineralized zone and ended approximately 2 to 4 ft below the mineralized zone, based on down hole logging. After completion of core logging and sampling, the core was photographed. A chain of custody prepared by the well site geologist accompanied the delivery to the laboratory. In total, 1,151 samples were delivered to SRC.

SRC crushed the core samples to a 6 mm grain size and stored one half of each sample. Afterwards, the samples were pulverized and placed in a tray. Samples were analyzed using ICP-OES together with determinations of % Insolubles and % Moisture. The chloride ion is not measured directly, but calculated from the ion balance afterwards.

Quality Assurance/Quality Control

National Instrument 43-101 and Exploration Best Practices Guidelines state that a program of data verification should accompany an exploration program to confirm validity of exploration data. Furthermore, the guidelines require a quality assurance quality control (QA/QC) program to be in place.

Concerning chemical analysis no outside standards, duplicate samples or blanks were sent by us, which leaves only the internal standards and own checking procedures of the different laboratories as quality control of the chemical assays.

All 2011 core samples were prepared by Skyline. We then sent the unused crushed cores to SRC Geoanalytical Laboratories (SRC; Saskatoon, Canada; SCC accredited, ISO/IEC 17) for duplicate analysis. SRC was commissioned to perform duplicate chemical analysis on 434 out of a total of 1650 samples tested by Skyline, ALS and Apex. Samples from drill hole PPI-1131 and all subsequently following 2012 drill holes were analyzed by SRC. SRC includes blanks, duplicates and their internal potash 003/ 004 standards into the analysis. The purpose of duplicate measurements was to ensure that only quality geochemical datasets were generated from the sampling process by demonstrating the accuracy, precision, and repeatability of the analyzing party. Two different powdered reference materials (“POT003” and “POT004”) of varying mineralogical composition and potash grade were systematically inserted as standard samples into the mineralized sample batches as internal standard procedure of SRC. The “POT003” standard is a compositionally homogeneous lower grade (19.5% K2O) potash material while the “POT004” standard has higher grade (60.4%K2O) potash values. Measurements of blank and standard samples were intended to verify that the instruments used for analysis at the SRC Laboratories were correctly calibrated and cleaned.

For the 2012 drill holes, we added one blank and one standard at either 10%, 21% or 62% K2O for approximately every 20 samples. The results are in the specific tolerance levels.

HNZ collected, as part of the drill site sampling procedure, one duplicate sample, one standard, and one blank sample for approximately every 20 samples. Additional cross check analysis was carried out by Huffman Laboratories, Inc. (Golden, Colorado) on 67 samples plus their own internal blanks and standards. These results generally correlate with the results of analyses carried for HNZ by SRC.

For about 10% of all samples of our 2012 exploration phase cross-check analyses were carried out at ERCOSPLAN’s independent reference lab. The pulp and reject samples showed a good correlation with generally less than 2% discrepancy for the K2O value and a coefficient of determination of 99.6%.

In order to check the chemical analysis results for consistency the charge balance between positive ions (Mg2+,Ca2+, Na+, K+) and negative (Cl-, SO42-) ions is determined for each full salt analysis, recent as well as historic ones. If the absolute difference 2*(cations – anions)/ (cations+anions) * 100% is larger than 5.0%, the analysis is classified as an outlier and should be considered suspect.

The mineralogical composition of the sample was calculated based on the chemical analysis, which included recalculating the elements from weight % to mol and rearranging them to the basic salts according to the following scheme:

1.	Combine cations and anions to simple salts according to the following scheme

	a.	combine with Cl, in the following order: Na, K, Mg, Ca

	b.	combine with SO4 in the following order: Ca, Mg, K, Na

	c.	Based on experience with potash deposits, the analyses should be either MgCl2 or K2 SO4 normative, meaning if CaCl2 or Na2 SO4 results from these combinations, the analysis is suspect.

2.	Combine the simple salts to salt mineralogy according to the following simplified scheme:

	a.	All NaCl is Halite.

	b.	If CaCl2 is present combine with MgCl2 to Tachyhydrite.

	c.	The remaining MgCl2 is combined 1:1 with KCl to Carnallite.

	d.	If MgCl2 > KCl, remaining MgCl2 to Bischofite.

	e.	If KCl > MgCl2 and MgSO4 available, combine remaining KCl 1:1 to Kainite.

	f.	If K2 SO4 > MgSO4 or CaSO4 /2, Arcanite, otherwise with CaSO4 and MgSO4 to Polyhalite.

	g.	If remaining KCl > MgSO4, remaining KCl after Kainite to Sylvite, otherwise remaining MgSO4 to Kieserite.

	h.	Remaining CaSO4 to Anhydrite.

The mineralogy was re-calculated to masses of elements, including the crystal water content. The sum of these elements together with the insoluble content should be close to 100.

For mostly all available drill holes Natural Gamma Ray and Neutron Logs are present. In terms of a consistent database all assaying data was checked against the Natural Gamma Ray Log for every single drill hole1. In an ideal case the interval of sampling as well as the K2O-content determined by assaying should match with the natural gamma ray log concerning interval of increased values and signal strength with certain accuracy. In an example for the historical drill hole DH 624 is given, which shows a clear correlation and coverage by sampling.

Additionally in order to achieve a higher level of confidence the Natural Gamma Ray Log and assay results of every single drill hole was compared to adjacent drill holes. In a normal case a correlation regarding the number of mineralized beds or combined thickness is visible. If there are discrepancies, the drill hole data will be considered suspect and the usage for resource estimation is evaluated individually.

Security

The core material was under supervision of a Passport/HNZ well site geologist starting from retrieval and ending with the delivery to the respective laboratory. Whenever there was no direct supervision by the well site geologist, the core was stored under lock and key. Prior to transfer to the respective laboratory, the core material was sealed in plastic liner was temporarily stored within the core boxes at our drill site.

Planned Exploration Program

Our engineering firm, ERCOSPLAN, has recommended a two phase development of the project consisting of:

____________________________
1 Due to the radioactive isotope 40K, which emits gamma rays there is a correlation of the potassium content and the natural gamma log.

Phase 1

Studies to confirm and verify the assumptions made for the Preliminary Economic Assessment Report and further exploration potentially in order to delineate more Measured and Indicated Mineral Resources. These studies consist of:

  Detailed hydrogeological investigations to determine the quantity and quality of groundwater available for the project
  Rock mechanical test work and modelling to optimize the present room and pillar configuration and potentially increase recovery, and to obtain information about the water protective horizon in the hanging wall of the potash layer
  Flotation test work on potential potash ore to test the feasibility of a flotation process, which could provide a less energy-intensive alternative processing route
  Exploration consisting of infill exploration drilling, including 2D seismic surveys to potentially convert present Inferred Mineral Resources to Measured and Indicated Mineral Resources as well as exploration in the north-western property of PASSPORT to potentially extend the resource base
  Preparation of a market study to determine the type and amount of MOP product saleable on the market
  Preparation of a processing residue disposal concept (especially disposal brine) in cooperation with the authorities.

Upon completion of the studies, an updated resource report with the target of potentially delineating adequate resources for a 30-year 2.5 MTPA MOP production and the input data required for a Pre-Feasibility Study (“PFS”) is expected to be issued.

This phase is expected to end with a PFS delineating the best mining option and the best processing method option and is expected to allow for an updated resource/reserve estimate using typical mining and processing recovery factors, since not all required information for that has been available for this study. The costs for the studies of Phase 1 are estimated at about $7,500,000. We expect Phase 1 to be completed by the end of 2013.

Phase 2

Conditional upon a favorable outcome of Phase 1, we expect to start a Feasibility Study (“FS”) which will use the geological model of the updated resource estimate and the results of all investigations that are not yet available in the PFS phase to produce a detailed mining and processing design.

Based on the results of the PFS, further laboratory investigations might be necessary to optimise the chosen mining and processing methods. At this stage, the costs for this second phase are estimated at $15,000,000, but they depend on the requirements for further investigations that cannot be defined in detail at present. We expect this phrase to be completed by the end of 2014.

ITEM 3.	LEGAL PROCEEDINGS

Except as set forth below, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this prospectus, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings.

North American Potash Developments Inc. v. Passport Potash Inc. (Case No. 120903652)

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

On September 10, 2012, the Court had granted our motion for a preliminary injunction, which enjoined Optionor from terminating the Ringbolt Option Agreement based upon the grounds alleged by Optionor.

On October 30, 2012, as part of a settlement agreement between us and the Optionor, we entered into an amendment agreement to the Ringbolt Option Agreement.

Pursuant to the amendment agreement, we will pay to the Optionor a total of $3,850,000, $150,000 of which was paid upon execution of the amendment agreement, $2,450,000 will be paid upon TSX Ventures Exchange approval of the amendment agreement, and the remaining $1,250,000 on or before October 31, 2014. In addition, upon TSX Venture Exchange approval of the amendment agreement, we will issue 750,000 shares of common stock to the Optionor and the Optionor will assign to us all of its right, title and interest in and to the property and will take all necessary action with the ASLD to effect such assignment. The cash payment of $2,450,000 and 750,000 shares of our common stock will be placed into escrow and will be released to the Optionor upon receipt of confirmation of the assignment of the property to us from the ASLD. There will be no royalty attached to the transferred mineral exploration permits.

Should we sell or in any way transfer our interest in the property, the Optionor will receive 20% of the gross consideration in excess of $30 million to a maximum of $2,000,000 if the aggregate consideration received for the transfer of the interest in the property is greater than $30 million and less than $40 million; or $2,000,000 plus 10% of the gross consideration in excess of $40 million to a maximum of $1,000,000 if the aggregate consideration is greater than $40 million and less than $50 million; or $3,000,000 plus 20% of the gross consideration in excess of $50 million if the aggregate consideration is greater than $50 million.

If we sell or transfer less than a 100% interest in the property, then the aforementioned bonus payments shall be ratably reduced by multiplying the bonus payment by the percentage of interest subject to the transfer transaction. The sale or transfer of the remainder of the interest in the property held by us will continue to be subject to the aforementioned bonus payment provisions.

On December 8, 2012, we entered into a second amendment agreement with the Optionor to amend the amendment agreement to extend the deadline to make the cash payment of $2,450,000 following TSX Venture Exchange approval for a period of 30 days from the date of final approval with a payment of $100,000 to Potash Green, LLC, which payment will be deducted from the aggregate amount owed.

On February 27, 2013, we received approval from the TSX Venture Exchange and all payments except the $1,250,00 due on October 31, 2014, have been paid to the Optionor.

On March 14, 2013, the Court dismissed the civil action brought by the Optionor with prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTCQX since March 1, 2011, under the symbol “PPRTF”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQX. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
February 28, 2013	$0.23	$0.18
November 30, 2012	$0.24	$0.16
August 31, 2012	$0.24	$0.17
May 31, 2012	$0.35	$0.18
February 29, 2012	$0.40	$0.16
November 30, 2011	$0.64	$0.22
August 31, 2011	$0.80	$0.45
May 31, 2011	$1.30	$0.57

On May 15, 2013, the high and low prices of our common stock as reported on the OTCQX were $0.20 and $0.18, respectively.

In addition, shares of our common stock have been listed on the TSX-V since October 3, 2001, and trade under the symbol “PPI”. The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the TSX-V.

Quarter Ended	High	Low
February 28, 2013	CDN$0.24	CDN$0.19
November 30, 2012	CDN$0.24	CDN$0.16
August 31, 2012	CDN$0.25	CDN$0.17
May 31, 2012	CDN$0.35	CDN$0.18
February 29, 2012	CDN$0.40	CDN$0.17
November 30, 2011	CDN$0.63	CDN$0.23
August 31, 2011	CDN$0.75	CDN$0.43
May 31, 2011	CDN$0.96	CDN$0.53

On May 15, 2013, the high and low trading prices of our common stock on the TSX-V were CAD$0.20 and CAD$0.18, respectively.

Holders

As of February 28, 2013, we had 636 shareholders of record.

Options

As of May 15, 2013, we have 18,279,892 stock options outstanding which are exercisable into 18,279,892 shares of our common stock.

Warrants

As of May 15, 2013, we have 50,968,146 common share purchase warrants outstanding which are exercisable into 50,968,146 shares of common stock.

Convertible Debentures

As of May 15, 2013, we have convertible debentures in the amount of $5,790,540 which are convertible into 30,476,526 shares of common stock without giving effect to accrued interest.

Dividend Policy

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized For Issuance Under Compensation Plans

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed fiscal year ended February 28, 2013.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
Plan Category	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,279,892	CAD$0.31	75,248
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	18,279,892	CAD$0.31	75,248

2011 Rolling Share Option Plan

On July 20, 2011, our Board of Directors approved the adoption of a new share option plan (the “2011 Plan”) to comply with the current policies of the TSXV and the amendments to the Income Tax Act (Canada) which impose withholding obligations on taxable benefits arising at the time options are exercised. The 2011 Plan was subject to approval of the TSXV and our shareholders. On August 25, 2011, our shareholders approved the 2011 Plan. On November 24, 2011, the TSXV approved the 2011 Plan. On November 29, 2012, our shareholder approved the continuation of the 2011 Plan.

The purpose of the 2011 Plan is to provide incentives to qualified parties to increase their proprietary interest in us and thereby encourage their continuing association with us. The 2011 Plan is administered by the Board of Directors. The 2011 Plan provides that options will be issued to our directors, officers, employees or consultants or our subsidiary. The 2011 Plan also provides that the number of common shares issuable under the 2011 Plan, together with all of our other previously established or proposed share compensation arrangements, may not exceed 10% of the total number of issued and outstanding common shares (considered to be a “rolling” stock option plan). Pursuant to the 2011 Plan all options expire on a date not later than 10 years after the date of grant of an option. All options outstanding under any existing share plan were rolled into the 2011 Plan.

The TSXV policies also require shareholders to annually approve the continuation of the 2011 Plan at our subsequent annual general meetings by ordinary resolution. On November 29, 2012, our shareholders approved the continuation of the 2011 Plan at the Annual General and Special Meeting of Shareholders.

The 2011 Plan is subject to the following restrictions:

(a)

We must not grant an option to a director, employee, consultant, or consultant company (the “Service Provider”) in any 12 month period that exceeds 5% of the outstanding shares, unless we have obtained approval by a majority of the votes cast by our shareholders eligible to vote at a shareholders’ meeting, excluding votes attaching to shares beneficially owned by insiders and their associates (“Disinterested Shareholder Approval”);

(b)

The aggregate number of options granted to a Service Provider conducting investor relations activities in any 12 month period must not exceed 2% of the outstanding shares calculated at the date of the grant, without the prior consent of the TSXV;

(c)	We must not grant an option to a consultant in any 12 month period that exceeds 2% of the outstanding shares calculated at the date of the grant of the option;

(d)

The number of optioned shares issued to insiders in any 12 month period must not exceed 10% of the outstanding shares (in the event that the 2011 Plan is amended to reserve for issuance more than 10% of the outstanding shares) unless we have obtained Disinterested Shareholder Approval to do so;

(e)	The exercise price of an option previously granted to an insider must not be reduced, unless we have obtained Disinterested Shareholder Approval to do so.

The following is a summary of the material terms of the 2011 Plan:

(a)	Persons who are Service Providers to us or our affiliates, or who are providing services to us or our affiliates, are eligible to receive grants of options under the 2011 Plan;

(b)	Options granted under the 2011 Plan are non-assignable and non-transferable and are issuable for a period of up to 10 years;

(c)	For options granted to Service Providers, we must ensure that the proposed optionee is a bona fide Service Provider of us or our affiliates;

(d)

An option granted to any Service Provider will expire within one year (or such other time, not to exceed one year, as shall be determined by the Board as at the date of grant or agreed to by the Board and the optionee at any time prior to expiry of the option), after the date the optionee ceases to be employed by or provide services to us, but only to the extent that such option was vested at the date the optionee ceased to be so employed by or to provide services to us;

(e)

If an optionee dies, any vested option held by him or her at the date of death will become exercisable by the optionee’s lawful personal representatives, heirs or executors until the earlier of one year after the date of death of such optionee and the date of expiration of the term otherwise applicable to such option;

(f)

In the case of an optionee being dismissed from employment or service for cause, such optionee’s options, whether or not vested at the date of dismissal, will immediately terminate without right to exercise same;

(g)	The exercise price of each option will be set by the Board on the effective date of the option and will not be less than the Discounted Market Price (as defined in the 2011 Plan);

(h)

Vesting of options shall be at the discretion of the Board, and will generally be subject to: (i) the Service Provider remaining employed by or continuing to provide services to us or our affiliates, as well as, at the discretion of the Board, achieving certain milestones which may be defined by the Board from time to time or receiving a satisfactory performance review by us or our affiliates during the vesting period; or (ii) the Service Provider remaining as a Director of us or our affiliates during the vesting period; and

(i)

The Board reserves the right in its absolute discretion to amend, suspend, terminate or discontinue the 2011 Plan with respect to all 2011 Plan shares in respect of options which have not yet been granted under the 2011 Plan.

The Board has determined that, in order to reasonably protect the rights of participants, as a matter of administration, it is necessary to clarify when amendments to the 2011 Plan may be made by the Board without further shareholder approval. Accordingly, the Board may, without shareholder approval:

(i)	amend the 2011 Plan to correct typographical, grammatical or clerical errors;

(ii)	change the vesting provisions of an option granted under the 2011 Plan, subject to prior written approval of the TSXV, if applicable;

(iii)	change the termination provision of an option granted under the 2011 Plan if it does not entail an extension beyond the original expiry date of such option;

(iv)	make such amendments to the 2011 Plan as are necessary or desirable to reflect changes to securities laws applicable to us;

(v)	make such amendments as may otherwise be permitted by the TSXV Policies;

(vi)	if we become listed or quoted on a stock exchange or stock market senior to the TSXV, make such amendments as may be required by the policies of such senior stock exchange or stock market; and

(vii)	amend the 2011 Plan to reduce the benefits that may be granted to Service Providers.

Potential Share Consolidation

Our management wishes to be in a position to effect a consolidation of our issued and outstanding shares of common stock on a basis of up to ten (10) pre-consolidated common shares without par value for one (1) post-consolidated common shares without par value, or such lesser whole number of pre-consolidated common shares as the directors may determine (the “Share Consolidation”). Our management believes that the ability to effect the Share Consolidation will provide us with increased flexibility to seek additional financing opportunities and strategic acquisitions.

We currently have no maximum number of authorized common shares and on effecting any consolidation there will continue to be no maximum number of authorized common shares.

As set out in Section 83 of the British Columbia Business Corporations Act, if any fractional shares are to be converted into whole common shares, each fractional common share remaining after conversion that is less than one-half of a common share must be cancelled and each fractional common share that is at least one-half of a common share must be changed to one whole common share.

Any registered shareholder who, on the date the Share Consolidation is effected, is the registered holder of a number of common shares not divisible by ten (10), then in such event, the number of post-consolidated shares shall be converted to whole common shares.

On August 25, 2011, our shareholders approved the Share Consolidation as proposed by our management, which among other things provided the board of directors in its absolute discretion to determine whether or not to proceed with the Share Consolidation without further approval, ratification or confirmation by the shareholders. The Board of Directors did not effect the Share Consolidation and the shareholder approval expired on August 25, 2012.

On November 29, 2012, we resubmitted the proposal of such Share Consolidation to our shareholders at the Annual General and Special Meeting of the Stockholders. The shareholders approved the Share Consolidation and the Board of Directors has until November 23, 2013 to implement the Share Consolidation. As of the date of this Annual Report, we have not effected the Share Consolidation, which is also subject to regulatory approval, including the approval of the TSXV and Financial Industry Regulatory Authority (FINRA).

Shareholder Rights Plan

On July 20, 2011, our Board of Directors approved the adoption of a shareholder rights plan (the “Rights Plan”) between us and Computershare Trust Company of Canada (“Computershare Trust”), as Rights Agent. The Board’s objective in adopting the Rights Plan is to ensure the fair treatment of shareholders in connection with any take-over bid for our common shares. The Rights Plan was not adopted by the Board in response to any proposal to acquire control of us.

In accordance with TSXV policies, the Rights Plan must be ratified by a majority of the votes cast at a meeting of shareholders within six months of the adoption of the Rights Plan by the Board. At our annual and special general meeting held on August 25, 2011, our shareholders ratified and confirmed the Rights Plan.

The Rights Plan is subject to TSXV approval, which approval was received from the TSXV on September 6, 2012.

Purpose of Rights Plan

The primary objective of the Rights Plan is to ensure that all of our shareholders are treated fairly in connection with any take-over bid for us by (a) providing shareholders with adequate time to properly assess a take-over bid without undue pressure and (b) providing the Board with more time to fully consider an unsolicited take-over bid, and, if applicable, to explore other alternatives to maximize shareholder value.

Summary of Rights Plan

The following description of the Rights Plan is a summary only.

Issue of Rights

We will issue one right (a “Right”) in respect of each common share outstanding at the close of business on the adoption of the Rights Plan. We will also issue Rights on the same basis for each common share issued after the Record Time but prior to the earlier of the Separation Time and the Expiration Time (both defined below).

The Rights

Each Right will entitle the holder, subject to the terms and conditions of the Rights Plan, to purchase additional shares of our common stock after the Separation Time.

Rights Certificates and Transferability

Before the Separation Time, the Rights will be evidenced by certificates for the common shares, and are not transferable separately from the common shares. From and after the Separation Time, the Rights will be evidenced by separate Rights Certificates, which will be transferable separately from and independent of the common shares.

Exercise of Rights

The Rights are not exercisable before the Separation Time. After the Separation Time and before the Expiration Time, each Right entitles the holder to acquire one share for the exercise price of $50.00 (subject to certain anti-dilution adjustments). This exercise price is expected to be in excess of the estimated maximum value of the common shares during the term of the Rights Plan. Upon the occurrence of a Flip-In Event (defined below) prior to the Expiration Time, each Right (other than any Right held by an “Acquiring Person”, which will become null and void as a result of such Flip-In Event) may be exercised to purchase that number of common shares which have an aggregate market price equal to twice the exercise price of the Rights for a price equal to the exercise price (subject to adjustment). Effectively, this means our shareholder (other than the Acquiring Person) can acquire additional common shares from treasury at half their market price.

Definition of “Acquiring Person”

Subject to certain exceptions, an Acquiring Person is a person who becomes the Beneficial Owner (defined below) of 20% or more of our outstanding common shares.

Definition of “Beneficial Ownership”

A person is a Beneficial Owner of securities if such person or its affiliates or associates or any other person acting jointly or in concert with such person, owns the securities in law or equity, and has the right to acquire (immediately or within 60 days) the securities upon the exercise of any convertible securities or pursuant to any agreement, arrangement or understanding.

However, a person is not a Beneficial Owner under the Rights Plan where:

(a)	the securities have been deposited with or tendered to such person pursuant to a tender or exchange offer or take-over bid by such person, unless those securities have been taken up or paid for;

(b)	the securities have been deposited with such person under a take-over bid pursuant to a permitted lock- up agreement;

(c)

such person (including a mutual fund or investment fund manager, trust company, pension fund administrator, trustee or non-discretionary client accounts of registered brokers or dealers) is engaged in the management of mutual funds, investment funds or public assets for others, as long as that person:

	(i)	holds those shares in the ordinary course of its business for the account of others;

	(ii)	is not making a take-over bid or acting jointly or in concert with a person who is making a take- over bid; or

	(iii)	such person is a registered holder of securities as a result of carrying on the business of or acting as a nominee of a securities depository.

Definition of “Separation Time”

Separation Time occurs on the tenth trading day after the earlier of:

(a)	the first date of public announcement that a person has become an Acquiring Person;

(b)	the date of the commencement or announcement of the intent of a person to commence a take-over bid (other than a Permitted Bid or Competing Permitted Bid); and

(c)	the date on which a Permitted Bid or Competing Permitted Bid ceases to qualify as such,

or such later date as determined by the Board.

Definition of “Expiration Time”

Expiration Time occurs on the date being the earlier of:

(a)	the time at which the right to exercise Rights is terminated under the terms of the Rights Plan; and

(b)	immediately after our annual general meeting of shareholders to be held in 2014 unless at such meeting the duration of the Rights Plan is extended.

Definition of a “Flip-In Event”

A Flip-In Event occurs when a person becomes an Acquiring Person. Upon the occurrence of a Flip-In Event, any Rights that are beneficially owned by an Acquiring Person, or any of its related parties to whom the Acquiring Person has transferred its Rights, will become null and void and, as a result, the Acquiring Person’s investment in us will be greatly diluted if a substantial portion of the Rights are exercised after a Flip-In Event occurs.

Definition of “Permitted Bid”

A Permitted Bid is a take-over bid made by a person (the “Offeror”) pursuant to a take-over bid circular that complies with the following conditions:

(a)	the bid is made to all registered holders of voting common shares, wherever resident (other than the Offeror);

(b)

the Offeror agrees that no common shares will be taken up or paid for under the bid for at least 60 days following the commencement of the bid; and that no common shares will be taken up or paid for unless, at such date, more than 50% of the outstanding common shares held by shareholders, other than the Offeror and certain related parties, have been deposited pursuant to the bid and not withdrawn;

(c)	the Offeror agrees that the common shares may be deposited to and withdrawn from the take-over bid at any time before such common shares are taken up and paid for; and

(d)

if, on the date specified for take-up and payment, the condition in paragraph (b) above is satisfied, the Offeror will make a public announcement of that fact and the bid will remain open for an additional period of at least 10 business days to permit the remaining shareholders to tender their common shares.

Definition of “Competing Permitted Bid”

A Competing Permitted Bid is a take-over bid that:

(a)	is made while another Permitted Bid or Competing Permitted Bid has been made and prior to the expiry of that Permitted Bid or Competing Permitted Bid;

(b)

satisfies all the requirements of a Permitted Bid other than the requirement that the Offeror agrees that: (1) no common shares will be taken up or paid for under the bid: (i) for at least 60 days following the commencement of the bid; (ii) after such date, more than 50% of the outstanding common shares held by shareholders, other than the Offeror and certain related parties, have been deposited pursuant to the bid and not withdrawn; and (2) common shares may be deposited pursuant to such take-over bid at any time during the 60 day period described in (1)(i) of this paragraph, that any common shares deposited pursuant to such take-over bid may be withdrawn until taken up and paid for; and (3) upon deposit of more than 50% of the outstanding common shares as described under (1)(ii) in this paragraph, the Offeror will make a public announcement of such 50% deposit and such take-over bid is to remain open for deposits and tenders of common shares for a minimum of 10 business days from the date of such public announcement; and

(c)

contains the conditions that no common shares be taken up or paid for pursuant to the Competing Permitted Bid (x) prior to the close of business on a date that is not earlier than the later of (1) the earliest date on which common shares may be taken up and paid for under any prior bid in existence at the date of such Competing Permitted Bid, and (2) 35 days after the date of such Competing Permitted Bid, and (y) unless, at the time that such common shares are first taken up or paid for, more than 50% of the then outstanding common shares held by shareholders, other than the Offeror and certain related parties, have been deposited pursuant to the Competing Permitted Bid and not withdrawn.

Redemption of Rights

Subject to prior consent of the holders of common shares, all (but not less than all) of the Rights may be redeemed by the Board at any time before a Flip-In Event occurs at a redemption price of $0.0001 per Right (subject to adjustment). In addition, in the event of a successful Permitted Bid, Competing Permitted Bid or a bid for which the Board has waived the operation of the Rights Plan, we will immediately upon such acquisition and without further formality, redeem the Rights at the redemption price. If the Rights are redeemed pursuant to the Rights Plan, the right to exercise the Rights will, without further action and without notice, terminate and the only right thereafter of the Rights holders is to receive the redemption price.

Waiver

Before a Flip-In Event occurs, the Board may waive the application of the “Flip-In” provisions of the Rights Plan to any prospective Flip-In Event which would occur by reason of a take-over bid made by a take-over bid circular to all registered holders of common shares. However, if the Board waives the Rights Plan with respect to a particular bid, it will be deemed to have waived the Rights Plan with respect to any other take-over bid made by take-over bid circular to all registered holders of common shares before the expiry of that first bid. The Board may also waive the “Flip-In” provisions of the Rights Plan in respect of any Flip-In Event provided that the Board has determined that the Acquiring Person became an Acquiring Person through inadvertence and has reduced its ownership to such a level that it is no longer an Acquiring Person.

Term of the Rights Plan

Unless otherwise terminated, the Rights Plan will expire at the Expiration Time.

Amending Power

Except for amendments to correct clerical or typographical errors, shareholder (other than the Offeror and certain related parties) or Rights holder majority approval is required for supplements or amendments to the Rights Plan. In addition, any supplement or amendment to the Rights Plan will require the written concurrence of the Rights Agent and prior written consent of the TSXV.

Rights Agent

The Rights Agent under the Rights Plan is Computershare Trust Company of Canada.

Rights Holder not a Shareholder

Until a Right is exercised, the holders thereof as such will have no rights as our shareholder.

Recent Sales of Unregistered Securities

On March 14, 2013, we sold an aggregate of $285,000 of our convertible debentures due on March 14, 2014 with an interest rate of 15% per annum which shall accrue and be payable on the earlier of the maturity date or the date the entire principal amount of each debenture is converted. The principal amount of the debentures is convertible into shares of our common stock at the option of the holder, in whole or in part, at a price of $0.19 per share until the maturity date. The conversion price is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock. In addition, each holder of a debenture received a one-year warrant to purchase five shares of our common stock for each $1.00 of principal amount of debenture purchased at an exercise price of $0.19 per share. The debentures are secured by a first ranking floating charge security on all of our assets. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S for the offshore investors, based on representations and warranties provided by the investors in their respective subscription agreements entered into between us and each investor.

On April 4, 2013, we sold an aggregate of $200,000 of our convertible debentures due on April 4, 2014 with an interest rate of 15% per annum which shall accrue and be payable on the earlier of the maturity date or the date the entire principal amount of each debenture is converted. The principal amount of the debentures is convertible into shares of our common stock at the option of the holder, in whole or in part, at a price of $0.19 per share until the maturity date. The conversion price is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock. In addition, each holder of a debenture received a one year warrant to purchase five shares of our common stock for each $1.00 of principal amount of debenture purchased at an exercise price of $0.19 per share. The debentures are secured by a first ranking floating charge security on all of our assets. We relied on exemptions from registration under the U.S. Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and/or Section 4(a)(2) for the US investors, based on representations and warranties provided by the investors in the Debentures in their respective subscription agreements entered into between us and each investor.

Year Ended February 29, 2013

On February 19, 2013, we issued an aggregate of 2,224,499 units (each a “Unit”) in a private placement at a price of CAD$0.18 per Unit for total gross proceeds to us of CAD$400,499.82. Each Unit consists of one common share and one-half of one five year warrant. Each whole warrant entitles the holder to purchase one additional common share at an exercise price of CAD$0.25. In connection with this private placement we paid total cash finder’s fees of CAD$6,615 and issued warrants to purchase an aggregate of 9,527 shares of our common stock. We relied on exemptions from registration under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) provided by Rule 506 of Regulation D and/or Section 4(a)(2) for US purchasers as well as Regulation S for Canadian and offshore purchasers, based on representations and warranties provided by the purchasers of the Units in their respective subscription agreements entered into between us and each purchaser.

On February 19, 2013, we sold an aggregate of $5,305,540 of our convertible debentures due on February 19, 2014 with an interest rate of 15% per annum which shall accrue and be payable on the earlier of the maturity date or the date the entire principal amount of each debenture is converted. The principal amount of the debentures is convertible into shares of our common stock at the option of the holder, in whole or in part, at a price of $0.19 per share. The conversion price is subject to adjustment upon a reclassification or other changes in our outstanding common stock and certain distributions to all holders of our common stock. In addition, each holder of a debenture received a one-year warrant to purchase five shares of our common stock for each $1.00 of principal amount of debenture purchased at an exercise price of $0.19 per share. The debentures are secured by a first ranking floating charge security on all of our assets. In connection with this private placement, we paid total cash finder’s fees of $73,957.8 and issued warrants to purchase an aggregate of 101,882 shares of our common stock. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) for US investors as well as Regulation S for Canadian and offshore investors, based on representations and warranties provided by the investors in the Debentures in their respective subscription agreements entered into between us and each investor.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended February 28, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) our audited financial statements for the fiscal years ended February 28, 2013 and February 29, 2012 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company’s growth, trends in the results of the Company’s development, anticipated development plans, operating expenses and the Company’s anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as “plans,” “intends,” “anticipates,” “should,” “estimates,” “expects,” “believes,” “indicates,” “targeting,” “suggests” and similar expressions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Overview

We are an exploration stage company engaged in the acquisition, exploration and development of mineral resource properties. We currently have an interest in or have the right to earn an interest in six properties: Southwest Exploration Property, Twin Buttes Ranch, Sweetwater/American Potash, Mesa Uranium, Ringbolt Property and Fitzgerald Ranch, which are all located in Arizona.

Results of Operations – Years Ended February 28, 2013 and February 29, 2012

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to February 28, 2013 as well as for the fiscal years ended February 28, 2013 and February 29, 2012.

	Year ended		For the period May
			22, 2007(Inception
			of Exploration
			Stage) to February
	February 28,	February 29,	28, 2013
	2013	2012
Operating Expenses
Administration	$61,355	$215,687	$902,859
Advertising	577,105	1,028,472	1,741,485
Business development	605,170	411,367	1,016,537
Consulting fees	961,108	2,783,987	8,221,714
Depreciation	220	278	2,217
Foreign exchange loss	175,791	198,974	133,503
Investor relations	279,045	487,996	1,257,798
Management fees	667,963	1,088,541	3,281,301
Mineral property impairment	-	-	652,784
Mineral property option payments and
exploration costs	9,411,342	7,286,863	20,669,611
Office and miscellaneous	110,181	59,905	297,726
Professional fees	717,311	253,380	1,274,721
Property investigation costs	-	24,483	24,483
Transfer agent and filing fees	61,751	79,186	344,953
	(13,628,342)	(13,919,119)	(39,821,690)
Other items
Accretion expense	(93,566)	-	(93,566)
Change in fair value of derivative liability	4,219,489	22,209,156	4,780,839
Interest income	27,719	62,497	90,216
Loss on debt settlement	-	-	(37,488)
Other income	-	153,125	153,125
	4,153,642	22,424,778	4,893,126
Net profit (loss)	$(9,474,700)	$8,505,659	$(34,928,564)
Earnings (loss) per share – basic	$(0.05)	$0.06

Earnings per share – dilutive	$(0.05)	$0.06
Weighted average number of shares outstanding during the year – basic	174,339,008	131,524,259
Weighted average number of shares outstanding during the year – dilutive	174,339,008	141,311,514

Revenues

During fiscal years ended February 28, 2013 and February 29, 2012, respectively, we did not generate any revenue.

Operating Expenses

Operating expenses incurred during the fiscal year ended February 28, 2013 were $13,628,342 as compared to $13,919,119 during the fiscal year ended February 29, 2012. Significant changes and expenditures are outlined as follows:

  Administration expenses were $61,355 and $215,687 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease of $154,332 was mainly due to less payment for administration expenses as stock based compensation during the fiscal year ended February 28, 2013, compared to the fiscal year ended February 29, 2012.
  Advertising expenses were $577,105 and $1,028,472 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease was due to less promotion purposes related to our market awareness during the fiscal year ended February 28, 2013.
  Business Development expenses were $605,170 and $411,367 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The increase was due to additional travel expenses and attending conventions during the fiscal year ended February 28, 2013.
  Consulting fees were $961,108 and $2,783,987 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease of $1,822,879 was mainly due to less payment for consulting fees as stock based compensation during the fiscal year ended February 28, 2013, compared to the fiscal year ended February 29, 2012.
  Depreciation expense was $220 and $278 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively.
  Foreign exchange (gain) loss was $175,791 and $198,974 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease in foreign exchange loss of $23,183 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.
  Investor relations expenses were $279,045 and $487,996 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease was due to decreased payment of stock based compensation during the fiscal year ended February 28, 2013.
  Management fees were $667,963 and $1,088,541 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease of $420,578 in management fees was mainly due to less payment for management fees as stock based compensation during the fiscal year ended February 28, 2013, compared to the fiscal year ended February 29, 2012.
  Mineral property option payments and exploration costs were $9,411,342 and $7,286,863 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The increase was due to the Company incurring more option payments and exploration costs during the fiscal year ended February 28, 2013.
  Office and miscellaneous expenses were $110,181 and $59,905 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The increase was due to the increase in operating activities during the fiscal year ended February 28, 2013.
  Professional fees were $717,311 and $253,380 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The increase was due to an increase in operating activities, regulatory filings and legal proceedings with respect to our operating activities during the fiscal year ended February 28, 2013.
  Property investigation costs were $Nil and $24,483 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease was due to decreased activity in new property acquisition during the fiscal year ended February 28, 2013.
  Transfer agent and filing fees were $61,751 and $79,186 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the fiscal year ended February 28, 2013.

Other Items

During the fiscal year ended February 28, 2013, our other items accounted for $4,153,642 in income as compared to $22,424,778 in income for the fiscal year ended February 29, 2012. The significant changes in other items income (expenses) are outlined as follows:

  Change in derivative liability was $4,219,489 and $22,209,156 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the fiscal year ended February 28, 2013 as compared to the fiscal year ended February 29, 2012.
  Interest income was $27,719 and $62,497 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease was due to less funds in short term interest bearing securities during the fiscal year ended February 28, 2013.
  Other income was $Nil and $153,125 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease was primarily due to there being no write-offs of mineral property during the fiscal year ended February 28, 2013.

Net Income (Loss)

The net income (loss) was ($9,474,700) and $8,505,659 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The increase in net loss of $17,980,359 resulted primarily from the change in derivative liability from $22,209,156 in the fiscal year ended February 29, 2012 to $4,219,489 in the fiscal year ended February 28, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of February 28, 2013 and February 29, 2012:

	As of February 28, 2013 (audited)	As of February 29, 2012 (audited)
Cash reserves	$1,643,771	$8,599,010
Working capital (deficit)	($2,286,657)	$1,829,103

As at February 28, 2013, our current assets were $2,360,427 and our current liabilities were $4,647,084 resulting in a working capital deficit of $2,286,657. Our current assets as at February 28, 2013 consisted of cash and cash equivalents of $1,643,771, receivables of $56,526, injunction bond of $350,000, prepaid expenses of $272,750 and deferred issuance costs of $37,380. Our current liabilities as at February 28, 2013 consisted of trade payables and accrued liabilities of $1,053,170, convertible debentures of $1,624,128, convertible debentures – subscriptions received of $350,000 and derivative liability of $1,619,786.

As at February 29, 2012, our current assets were $8,725,922 and our current liabilities were $6,896,819 resulting in a working capital surplus of $1,829,103. Our current assets as at February 29, 2012 consisted of cash and cash equivalents of $8,599,010, receivables of $47,075 and prepaid expenses of $79,837. Our current liabilities as at February 29, 2012 consisted of trade payables and accrued liabilities of $522,649 and derivative liability of $6,374,170.

During the fiscal year ended February 28, 2013, we received cash of $5,180,054 (2012: $Nil) for Debentures issued – net of issue costs, $350,000 (2012: $Nil) for subscriptions and $1,353,647 (2012: $8,328,011) for stock issuances. At February 28, 2013, we had an aggregate of 48,584,812 share purchase warrants exercisable, between $0.20 and $0.25 (CAD$0.20 and CAD$0.25) and for US$0.19 per share, which have the potential upon exercise to convert to approximately CAD$4,447,147 plus US$5,059,620 in cash over the next year. Further, as at February 28, 2013, a total of 18,279,892 stock options exercisable between $0.10 and $0.59 (CAD$0.10 and CAD$0.59) per share which have the potential upon exercise to generate a total of approximately $5,638,609 (CAD$5,638,609) in cash over the next five years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($25,453,864) as at February 29, 2012 to ($34,928,564) as at February 28, 2013.

Our plan of operations over the next twelve months is to focus on the following:

  Payments to Fitzgerald Living Trust under the Amended and Restated Agreement of $500,000 on the earlier of either October 31, 2013 or within 30 days of closing our next financing, and $500,000 on December 31, 2013.
  Complete the acquisition of the Twin Buttes Ranch property which requires a payment of $1,000,000 on or before August 28, 2013 and a payment of $19,000,000 on or before September 27, 2013.
  Unless earlier converted, repay the outstanding convertible debentures in the amount of $5,305,540.
  Completion of Phase 1 of our planned exploration program which requires approximately $7,500,000.

Therefore, based on the above, we anticipate that we will require a total of approximately $33,805,540 for our plan of operations over the next twelve months. At February 28, 2013, we had cash of $1,643,771 and a working capital deficit of $2,286,657. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cash Flows

During the fiscal year ended February 28, 2013, our net cash decreased by $6,955,239, which included net cash used in operating activities of ($12,788,940), net cash used in investing activities of ($1,050,000) and net cash provided by financing activities of $6,883,701.

Cash Flow used in Operating Activities

Operating activities in the fiscal year ended February 28, 2013 used cash of ($12,788,940) compared to ($8,922,808) in the fiscal year ended February 29, 2012. Significant changes in cash used in operating activities are outlined as follows:

  Loss was ($9,474,700) compared to a profit of $8,505,659 in the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The increase in loss was primarily a result of the change in fair value of derivative liability to $4,219,489 from $22,209,156.

The following non-cash items further adjusted the profit (loss) for the fiscal years ended February 28, 2013 and February 29, 2012:

  Accretion was $93,566 and $Nil in the fiscal years ended February 28, 2013 and February 29, 2012, respectively.
  Depreciation was $220 and $278 in the fiscal years ended February 28, 2013 and February 29, 2012, respectively.
  Interest expense on convertible debentures was $19,623 and $Nil in the fiscal years ended February 28, 2013 and February 29, 2012, respectively.
  Fair value adjustment on warrants were ($4,219,489) and ($22,209,156) in the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease in fair value adjustment on warrants was a result of the decrease in the number and the term of the outstanding warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the fiscal year ended February 28, 2013 as compared to the fiscal year ended February 29, 2012.
  Mineral property option payments and exploration costs were $458,822 and $669,384 in the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease in non-cash mineral property option payments and exploration costs was a result the Company paying a majority of all such expenses in cash rather than shares during the fiscal year ended February 28, 2013.

  Stock-based compensation was $327,861 and $4,063,925 in the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease in stock-based compensation was a result of there being significantly less stock options granted during the fiscal year ended February 28, 2013 and certain stock options vesting during the fiscal year ended February 28, 2013, which were granted in the fiscal year ended February 29, 2012.

The following changes in working capital items further adjusted the profit (loss) for the fiscal years ended February 28, 2013 and February 29, 2012:

  Receivables were ($9,451) and ($21,405) in the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The decrease in receivables was a result of the cash receipts of previously accrued interest on investment securities.
  Injunction bond expenses were ($350,000) and $Nil in the fiscal years ended February 28, 2013 and February 29, 2012, respectively.
  Prepaid expenses were ($192,913) and ($20,364) in the fiscal years ended February 28, 2013 and February 29, 2012, respectively, due to an increase by the Company in prepaid expenses.
  Trade payables and accrued liabilities were $530,521 and $227,345 in the fiscal years ended February 28, 2013 and February 29, 2012, respectively. The increase in trade payables was due to delay in payment of accounts payable and accrued liabilities.

Cash Flow used in Investing Activities

During the fiscal year ended February 28, 2013, investing activities used cash of $1,050,000 as compared to $1,525,606 for the fiscal year ended February 29, 2012. Investing activities during the fiscal year ended February 28, 2013 consisted of (i) long term deposits of $750,000 and (ii) mineral property acquisition costs of $350,000. Investing activities during the fiscal year ended February 29, 2012 consisted of (i) reclamation deposits of $606, (ii) long term deposits of $225,000 and (iii) mineral property acquisition costs of $1,300,000.

Cash Flow provided by Financing Activities

During the fiscal year ended February 28, 2013, cash provided by financing activities consisted of (i) proceeds from debentures – net of issue costs of $5,180,054, (ii) proceeds from subscriptions received of $350,000 and (iii) proceeds on issuance of common shares – net of issue costs of $1,353,647. In the period from inception (May 22, 2007) to February 28, 2013, financing activities provided net cash of $30,668,064, primarily from the sale of our equity securities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On March 14, 2013, we sold an aggregate of $285,000 of our convertible debentures due on March 14, 2014 with an interest rate of 15% per annum which shall accrue and be payable on the earlier of the maturity date or the date the entire principal amount of each debenture is converted. The principal amount of the debentures is convertible into shares of our common stock at the option of the holder, in whole or in part, at a price of $0.19 per share until the maturity date. The conversion price is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock. In addition, each holder of a debenture received a one-year warrant to purchase five shares of our common stock for each $1.00 of principal amount of debenture purchased at an exercise price of $0.19 per share. The debentures are secured by a first ranking floating charge security on all of our assets.

On March 18, 2013, we issued 41,666 shares of our common stock pursuant to the exercise of 41,666 warrants at an exercise price of CAD$0.20 per share for gross proceeds of CAD$8,333.20.

On April 4, 2013, we sold an aggregate of $200,000 of our convertible debentures due on April 4, 2014 with an interest rate of 15% per annum which shall accrue and be payable on the earlier of the maturity date or the date the entire principal amount of each debenture is converted. The principal amount of the debentures is convertible into shares of our common stock at the option of the holder, in whole or in part, at a price of $0.19 per share until the maturity date. The conversion price is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock. In addition, each holder of a debenture received a one year warrant to purchase five shares of our common stock for each $1.00 of principal amount of debenture purchased at an exercise price of $0.19 per share. The debentures are secured by a first ranking floating charge security on all of our assets.

On May 29, 2013, we entered into an agreement to amend and restate the agreement to the original property purchase agreement (the “Amended and Restated Agreement”) with Fitzgerald Living Trust for the purchase of the Fitzgerald Ranch, which also supersedes the amendment agreement dated November 8, 2012, as follows:

(a)	the purchase price has been increased to $17,000,000 and is to be paid as follows:

	(i)	the parties acknowledged that we have already paid $1,000,000 to Fitzgerald Living Trust;

	(ii)	a payment of $500,000 on the earlier of October 31, 2013, or within 30 days of closing our next financing;

	(iii)	a payment of $500,000 to be paid on December 31, 2013;

	(iv)	a payment of $1,000,000 to be paid on December 31, 2014; and

	(v)	the balance of $14,000,000 to be paid on the closing of the sale which is on or before June 15, 2015;

(b)
we have provided Fitzgerald Living Trust with the option to enter into a grazing lease on the property at the rate currently being charged by the Petrified Forest National Park, with the period of the lease being 5 years, with the option to renew for an additional 5 year term. The parties agreed that any ranching use of the property is secondary, and subject to mineral exploration and development;

(c)
during the term of the Amended and Restated Agreement, Fitzgerald Living Trust grants to us the right to enter into and on the property as set forth in the agreement to explore for, develop, core drill and sample ores, minerals and metals which are or may be found therein or thereon; provided however, that such ores, minerals and metals may only be removed, treated and produced in de minimus amounts from the core borings, solely for the purpose of determining the saturation and existence of such ores, minerals and metals and in no event shall we be permitted to sell any such ores, minerals or metals; and

(d)	the construction of roads shall be subject to the prior written approval of Fitzgerald Living Trust, which approval shall not unreasonably be withheld and shall be given in a timely manner.

Outstanding share data

At February 28, 2013, we had 183,551,407 issued and outstanding common shares, 18,279,892 outstanding stock options at a weighted average exercise price of $0.31 (CAD$0.31) per share, and 48,584,812 outstanding warrants at a weighted average exercise price of $0.20 (CAD$0.20) per share.

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

Mineral Property Expenditures

We are primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, we have incurred property acquisition costs that have been capitalized and property option payments and exploration costs which have been expensed.

To date we have not established any proven or probable reserves on our mineral properties.

Stock-based Compensation

We account for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

We account for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

We issue stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. We recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and we plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

Financial instruments and other risks

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS

Passport Potash Inc.

(An Exploration Stage Company)

Consolidated Financial Statements

Year Ended February 28, 2013

Expressed in United States Dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Passport Potash Inc.:

We have audited the accompanying consolidated balance sheets of Passport Potash Inc. (the “Company”) (an exploration stage company) as at February 28, 2013 and February 29, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from May 22, 2007 (inception of exploration stage) to February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for the years then ended and for the period from May 22, 2007 (inception of exploration stage) to February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr-Hilton Labonte LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
May 27, 2013

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in United States dollars)

	Notes	February 28,		February 29,
		2013		2012
ASSETS
Current assets
Cash and cash equivalents		$1,643,771		$8,599,010
Receivables		56,526		47,075
Injunction bond	4	350,000		-
Prepaid expenses		272,750		79,837
Deferred issuance costs	5	37,380		-
Total current assets		2,360,427		8,725,922

Equipment	3	824		1,044
Unproven mineral properties	4	1,600,000		1,300,000
Long term deposit	4	975,000		225,000
Reclamation deposits	4	15,000		15,000
Total non-current assets		2,590,824		1,541,044
			$
TOTAL ASSETS		$4,951,251		10,266,966

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	6		$
		$1,053,170		522,649
Convertible debentures	5	1,624,128		-
Convertible debentures – subscriptions received	5	350,000		-
Derivative liability	9	1,619,786		6,374,170
TOTAL LIABILITIES		4,647,084		6,896,819

STOCKHOLDERS’ EQUITY
Common stock – Unlimited authorized without par value, 183,551,407 and 169,323,707 issued and outstanding at February 28, 2013 and February 29, 2012, respectively	7	33,659,380		31,286,606
Additional paid-in capital		15,088,169		11,052,223
Accumulated deficit		(13,514,818)		(13,514,818)
Deficit accumulated during exploration stage		(34,928,564)		(25,453,864)
TOTAL STOCKHOLDERS’ EQUITY		304,167		3,370,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,951,251		$10,266,966

Commitments and contingencies (Notes 1 and 4)
Subsequent events (Note 11)

On behalf of the Board of Directors:

“Joshua Bleak”	”Laara Shaffer”
Director	Director

See accompanying notes to the consolidated financial statements	64

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of operations
(Expressed in United States dollars)
		Year ended
					For the period
					May 22, 2007
					(Inception of
		February 28,		February 29,	Exploration
		2013		2012	Stage) to
					February 28,
	Note				2013
Operating Expenses
	6	$61,355	$		$902,859
Administration				215,687
Advertising		577,105		1,028,472	1,741,485
Business development		605,170		411,367	1,016,537
Consulting fees	6	961,108		2,783,987	8,221,714
Depreciation	3	220		278	2,217
Foreign exchange loss		175,791		198,974	133,503
Investor relations		279,045		487,996	1,257,798
Management fees	6	667,963		1,088,541	3,281,301
Mineral property impairment		-		-	652,784
Mineral property option payments and exploration costs	4,6	9,411,342		7,286,863	20,669,611
Office and miscellaneous		110,181		59,905	297,726
Professional fees		717,311		253,380	1,274,721
Property investigation costs		-		24,483	24,483
Transfer agent and filing fees		61,751		79,186	344,953
		(13,628,342)		(13,919,119)	(39,821,690)
Other items
Accretion expense	5	(93,566)		-	(93,566)
Change in fair value of derivative liability	9	4,219,489		22,209,156	4,780,839
Interest income		27,719		62,497	90,216
Loss on debt settlement		-		-	(37,488)
Other income		-		153,125	153,125
		4,153,642		22,424,778	4,893,126
Net profit (loss)		$(9,474,700)		$8,505,659	$(34,928,564)
Earnings (loss) per share – basic		$(0.05)		$0.06

Earnings (loss) per share – dilutive		$(0.05)		$0.06
Weighted average number of shares outstanding during the year – basic		174,339,008		131,524,259
Weighted average number of shares outstanding during the year – dilutive		174,339,008		141,311,514

See accompanying notes to the consolidated financial statements	65

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity
(Expressed in United States dollars)

	Common Stock
					Accumulated
			Additional		Deficit During
	Number of		Paid-in	Accumulated	Exploration
	shares	Amount	Capital	Deficit	Stage	Total
Balance at May 22, 2007 (Inception of exploration stage)	11,029,389	$12,909,530	$28,190	$(13,514,818)	$-	$(577,098)
Net loss	-	-	-	-	(639,925)	(639,925)
Shares issued for cash – private placement	10,246,398	982,322	-	-	-	982,322
Shares issued for cash – warrant exercise	2,800,000	294,325	-	-	-	294,325
Shares issued to acquire unproven mineral properties	300,000	34,402	-	-	-	34,402
Shares issued for cash – option exercise	621,000	47,474	-	-	-	47,474
Stock-based compensation	-	-	267,286	-	-	267,286
				(13,514,818
Balance at February 28, 2008	24,996,787	14,268,053	295,476)		(639,925)	408,786
Net loss	-	-	-	-	(1,114,326)	(1,114,326)
Shares issued to acquire unproven mineral properties	225,000	81,504	-	-	-	81,504
Shares issued for cash – warrant exercise	5,557,738	670,195	-	-	-	670,195
Share issue costs	100,000	(48,680)	61,578	-	-	12,898
Stock-based compensation	-	-	174,784	-	-	174,784
				(13,514,818
Balance at February 28, 2009	30,879,525	14,971,072	531,838)		(1,754,251)	233,841
Net loss	-	-	-	-	(996,441)	(996,441)
Shares issued for cash – private placement	4,971,136	491,933	-	-	-	491,933
Transfer to derivative liability – warrants issued	-	(359,669)	-	-	-	(359,669)
Share issue costs – cash	-	(37,654)	-	-	-	(37,654)
Share issue costs - warrants issued to finders	-	(26,505)	26,505	-	-	-
Cancelled shares	(106)	-	-	-	-	-
Shares issued to acquire unproven mineral properties	2,931,000	244,142	-	-	-	244,142
Stock-based compensation	-	-	170,281	-	-	170,281
Balance at February 28, 2010	38,781,555	$15,283,319	$728,624	$(13,514,818)	$(2,750,692)	$(253,567)

See accompanying notes to the consolidated financial statements	66

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity
(Expressed in United States dollars)

	Common Stock
					Accumulated
			Additional		Deficit During
	Number of		Paid-in	Accumulated	Exploration
	shares	Amount	Capital	Deficit	Stage	Total
Balance at February 28, 2010	38,781,555	$15,283,319	$728,624	$(13,514,818)	$(2,750,692)	$(253,567)
Net loss	-	-	-	-	(31,208,831)	(31,208,831)
Shares issued for cash – private placement	51,411,839	8,389,473	-	-	-	8,389,473
Transfer to derivative liability – warrants issued	-	(9,688,049)	-	-	-	(9,688,049)
Share issue costs - cash	-	(121,888)	-	-	-	(121,888)
Share issue costs – warrants issued to finders	-	(9,853)	9,853	-	-	-
Shares issued to acquire unproven mineral properties	6,000,000	433,343	-	-	-	433,343
Shares issued for cash – option exercise	5,686,000	752,110	-	-	-	752,110
Shares issued for cash – warrant exercise	19,574,138	3,988,062	-	-	-	3,988,062
Transfer from derivative liability – warrants exercised	-	5,288,864	-	-	-	5,288,864
Stock-based compensation	-	-	6,217,121	-	-	6,217,121
Balance at February 28, 2011	121,453,532	24,315,381	6,955,598	$(13,514,818)	(33,959,523)	(16,203,362)
Net profit	-	-	-	-	8,505,659	8,505,659
Shares issued for cash – private placement	41,666,425	7,537,877	-	-	-	7,537,877
Transfer to derivative liability – warrants issued	-	(3,668,077)	-	-	-	(3,668,077)
Share issue costs - cash	-	(67,336)	-	-	-	(67,336)
Share issue costs – warrants issued to finders	-	(32,700)	32,700	-	-	-
Shares issued to acquire unproven mineral properties	1,000,000	669,384	-	-	-	669,384
Shares issued for cash – option exercise	2,928,750	538,365	-	-	-	538,365
Shares issued for cash – warrant exercise	2,275,000	319,105	-	-	-	319,105
Transfer from derivative liability – warrants exercised	-	1,674,607	-	-	-	1,674,607
Stock-based compensation	-	-	4,063,925	-	-	4,063,925
Balance at February 29, 2012	169,323,707	$31,286,606	$11,052,223	$(13,514,818)	$(25,453,864)	$3,370,147

See accompanying notes to the consolidated financial statements	67

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity
(Expressed in United States dollars)

	Common Stock
					Accumulated
			Additional		Deficit During
	Number of		Paid-in	Accumulated	Exploration
	shares	Amount	Capital	Deficit	Stage	Total
Balance at February 29, 2012	169,323,707	$31,286,606	$11,052,223	$(13,514,818)	$(25,453,864)	$3,370,147
Net loss	-	-	-	-	(9,474,700)	(9,474,700)
Shares issued for cash – private placement	2,224,999	402,632	-	-	-	402,632
Share issue costs - cash	-	(11,598)	-	-	-	(11,598)
Share issue costs – warrants issued to finders	-	(1,590)	1,590	-	-	-
Shares issued for cash – warrant exercise	9,602,701	962,613	-	-	-	962,613
Shares issued to acquire unproven mineral properties	2,400,000	485,822	-	-	-	485,822
Transfer to derivative liability – warrants issued	-	(216,796)	-	-	-	(216,796)
Amount allocated to share purchase warrants on issuance of Debenture	-	-	1,478,442	-	-	1,478,442
Amount allocated to beneficial conversion feature on issuance of Debenture	-	-	2,316,159	-	-	2,316,159
Issuance costs allocated to share purchase warrants and beneficial conversion feature on issuance of Debenture	-	-	(93,876)	-	-	(93,876)
Warrants issued to finders on issuance of Debenture	-	-	5,770	-	-	5,770
Transfer from derivative liability – warrants exercised	-	751,691	-	-	-	751,691
Stock-based compensation	-	-	327,861	-	-	327,861
Balance at February 28, 2013	183,551,407	$33,659,380	$15,088,169	$(13,514,818)	$(34,928,564)	$304,167

See accompanying notes to the consolidated financial statements	68

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows
(Expressed in United States dollars)
	Year ended
			Cumulative from
			May 22, 2007
			(Inception of
			Exploration
			Stage) to
	February 28,	February 29,	February 28,
	2013	2012	2013

Operating activities
Profit (Loss) for the year	$(9,474,700)	$8,505,659	$(34,928,564)
Adjustments for:
Accretion	93,566	-	93,566
Depreciation	220	278	2,217
Interest expense on convertible debentures	19,623	-	19,623
Fair value adjustment on warrants	(4,219,489)	(22,209,156)	(4,780,839)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	-	-	37,488
Mineral property option payments - shares	485,822	669,384	1,948,597
Other income	-	(138,474)	(138,474)
Stock-based compensation	327,861	4,063,925	11,221,258
Changes in non-cash working capital items:
Receivables	(9,451)	(21,405)	(56,526)
Injunction bond	(350,000)	-	(350,000)
Prepaid expenses	(192,913)	(20,364)	(270,648)
Trade payables and accrued liabilities	530,521	227,345	1,024,269
Net cash flows used in operating activities	(12,788,940)	(8,922,808)	(26,434,293)

Investing activities
Reclamation deposits	-	(606)	(15,000)
Long term deposits	(750,000)	(225,000)	(975,000)
Mineral property acquisition costs	(300,000)	(1,300,000)	(1,600,000)
Net cash flows used in investing activities	(1,050,000)	(1,525,606)	(2,590,000)

Financing activities
Debentures - net of issue costs	5,180,054	-	5,180,054
Subscriptions received	350,000	-	350,000
Proceeds on issuance of common shares - net of issue costs	1,353,647	8,328,011	25,138,010
Net cash flows from financing activities	6,883,701	8,328,011	30,668,064
(Decrease) increase in cash and cash equivalents	(6,955,239)	(2,120,403)	1,643,771
Cash and cash equivalents, beginning	8,599,010	10,719,413	-
Cash and cash equivalents, ending	$1,643,771	$8,599,010	$1,643,771
Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-
Cash and cash equivalents consist of:
Cash at bank	$1,643,771	$5,355,490
Guaranteed investment certificates	-	3,243,520
	$1,643,771	$8,599,010

See Note 10 for non cash transactions.

See accompanying notes to the consolidated financial statements	69

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company is engaged in the acquisition and exploration of mineral properties. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $48,443,382 since inception. The Company has funded its operations through the issuance of capital stock and debt. In addition to planned exploration programs and ongoing operating costs, the Company has contractual commitments to make acquisition payments of $21,000,000 in the next twelve months. The Company will also need to repay outstanding convertible debentures if these are not converted. At February 28, 2013, the Company had cash of $1,643,771 and a working capital deficit of $2,286,657. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars (“USD”). The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises.” These financial statements include the accounts of the Company and its wholly owned subsidiary, PPI Holding Corporation. All intercompany transactions and balances have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of unproven mineral properties, determination of fair values of stock based transactions and derivative liability, estimates made on initial recognition of convertible debentures and deferred income tax rates.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. To date the Company has not incurred any measurable asset retirement obligations.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, receivables, injunction bond, trade payable approximates their carrying value due to their short-term nature. The estimated fair value of the convertible debenture is the face value of the instrument. The carrying value of the derivative liability is determined by its fair value.

Foreign Currency Translation and Transaction

The functional currency for the Company is USD. The Company translates assets and liabilities to USD using year-end exchange rates, translates unproved mineral properties and equipment using historical exchange rates, and translates expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included in current operations.

Income Taxes

Income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company’s financial statements.

Income / Loss per Share

The Company presents both basic and diluted income / loss per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Unproven Mineral Properties

Realization of the Company’s investment in and expenditures on unproven mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral properties. To the best of its knowledge the Company believes all of its unproved mineral interests are in good standing and that it has title to all of these mineral interests.

The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Stock Options and Other Share-Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Recently Adopted Accounting Guidance

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 3 – EQUIPMENT

Equipment

Cost:
At February 28, 2013, February 29, 2012 and February 28, 2011	$34,527

Depreciation:
At February 28, 2011	$33,205
Charge for the year	278
At February 29, 2012	33,483
Charge for the year	220
At February 28, 2013	$33,703
Net book value:
At February 29, 2012	$1,044
At February 28, 2013	$824

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 4 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	February 28,		February 29,			February 28,
	2013	Additions	2012	Additions		2011
Property acquisition costs
Cash paid for property	$1,600,000	$300,000	$1,300,000	$1,300,000		$-
	$1,600,000	$300,000	$1,300,000	$1,300,000		$-
Option payments and exploration costs
					$
Assay	$283,077	$209,758	$73,319	$73,319		-
Drilling and related costs	8,523,194	3,308,785	5,214,409	3,749,396		1,465,013
Geological consulting	2,491,031	1,177,932	1,313,099	1,036,177		276,922
License and filing	443,676	344,273	99,403	99,403		-
Option payments	6,362,855	3,699,792	2,663,063	1,175,209		1,487,854
Project administration	2,678,446	783,470	1,894,976	1,153,359		741,617
Recovery	(112,668)	(112,668)	-	-		-
	$20,669,611	$9,411,342	$11,258,269	$7,286,863		$3,971,406

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 4 – UNPROVEN MINERAL PROPERTIES

The Company acquired mineral claims in the Holbrook Basin Project through the following agreements:

Holbrook Basin Property, Arizona

On September 30, 2008, as amended, the Company entered into an option agreement to purchase 100% of certain mining claims located in the Holbrook Basin region of Arizona, USA, for the following considerations:

a)	$100,000 on execution of the agreement (paid);
b)	1,000,000 options (issued with a fair value of $61,152) upon receipt of TSX-V approval of the agreement;
c)	$125,000 ninety days following issuance of a drill permit from the Arizona State Land Department (paid);
d)	250,000 shares on April 1, 2009 (issued with a fair value of $26,988);
e)	2,681,000 shares on October 1, 2009 (issued with a fair value of $217,064);
f)	5,000,000 shares on November 1, 2010 (issued with a fair value of $262,274);
g)	$350,000 six months following TSX-V approval of the issuance of 5,000,000 shares (paid);
h)	Funding of $200,000 in exploration expenditures pursuant to the completion of a NI 43-101 technical report (completed);
i)	250,000 shares upon completion of a NI 43-101 technical report after drilling (issued with a fair value of $45,595); and
j)	During the year ended February 29, 2012, the Company purchased the 1% Net Smelter Royalty (“NSR”) for $1 million.

The Company now has a 100% interest, with no NSR, in the Holbrook Basin Property.

At February 28, 2013, the Company had a reclamation bond of $15,000 (February 29, 2012: $15,000) for work done on the Holbrook Basin Property.

Twin Butte Ranch, Arizona

A.	Twin Butte Ranch

On August 28, 2009, as amended, the Company entered into a four year lease with an option to purchase private deeded land within the Holbrook Basin. Under the terms of the agreement the Company can earn a 100% undivided interest in the deeded land and sub-surface mineral rights by making lease payments totaling $500,000 over four years and, upon exercising its option to purchase, by paying $20,000,000 for the entire Twin Butte Ranch including all sub-surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub-surface mineral rights.

Details of the payments under the agreement are as follows:

a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);
b)	A payment of $25,000 on September 17, 2010 (paid);
c)	A payment of $75,000 on December 1, 2010 (paid);
d)	A payment of $150,000 on August 28, 2011 (paid); and
e)	A payment of $200,000 on August 28, 2012 (paid).

Upon exercising its option to purchase the entire Twin Butte Ranch, the Company must deliver a certified cheque in the amount of $1,000,000 on or before August 28, 2013, followed by a payment of $ 19,000,000 within thirty days.

The lease agreement and purchase option will expire on August 28, 2013 or such other time as is mutually acceptable and agreed to in writing by both parties.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 4 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Fitzgerald Ranch, Arizona
On May 7, 2012, as amended, the Company entered into an agreement to acquire the Fitzgerald Ranch for $17,000,000 as follows:

a)	A payment of $250,000 (February 29, 2012: payment of $225,000) (paid) (included in long-term deposits) as a deposit, towards this purchase;
b)	A payment of $500,000 (paid) upon execution of an amendment to the agreement in November 2012 (included in long-term deposits);
c)	A payment of $500,000 to be paid on the earlier of either October 31, 2013, or within 30 days of closing the Company’s next financing;
d)	A payment of $500,000 to be paid on or before December 31, 2013;
e)	A payment of $1,000,000 to be paid on or before December 31, 2014; and
f)	The balance of $14,000,000 to be paid on the closing of the sale which is on or before June 30, 2015.

American Potash Property, Arizona
On November 12, 2010, the Company entered into an option agreement to acquire 100% of the right, title and interest in exploration permits within the Holbrook basin for the following consideration:

a)	500,000 shares of the Company to be issued on the earlier of December 15, 2010 or within five business days of the TSX-V acceptance date (issued with a fair value of $130,444);
b)	Three cash payments of $30,000 each with 12, 18, and 24 months of the acceptance date ($30,000 paid during the year ended February 29, 2012 and $60,000 paid during the year ended February 28, 2013); and
c)	All taxes assessed against the property and minimum exploration work to keep the claims in good standing.

The Company purchased the 2% NSR during March, 2012 for $300,000.

The Company now has a 100% interest, with no NSR, in the American Potash Property.

Mesa Uranium, Arizona
On August 31, 2010, the Company entered into an agreement to acquire 100% undivided interest in exploration permits within the Holbrook basin for the following consideration:

a)	500,000 shares of the Company upon TSX-V approval (issued with a fair value of $40,625);
b)	$20,000 within 90 days of the completion of next financing after the agreement date (paid);
c)	Minimum exploration expenditures of $19,518 in 2010 as required by the Arizona State Land Department (expended); and
d)	Maximum available assessment work credits or payments in lieu of the minimum requirements to keep the claims in good standing.

Upon completion of all terms above, the Company shall have earned a 75% interest and title of the permits shall be transferred to the Company (Earned). The Company can purchase the remaining 25% interest by paying $100,000 cash, share equivalent or work expenditures (Expended). The property is subject to a 2% NSR and the Company can purchase the NSR at a price of $300,000 for the full 2%. During the year ended February 29, 2012, the Company purchased the 2% NSR for $300,000.

The Company now has a 100% interest, with no NSR, in the Mesa Property.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 4 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Ringbolt Property, Arizona
On March 28, 2011 the Company entered into an option agreement to acquire 90% undivided legal and beneficial interest in and to the Ringbolt Property free and clear of all encumbrances in exploration leases for the following consideration:

a)	$50,000 upon execution of the agreement (paid);
b)	$250,000 upon TSX-V approval on May 17, 2011 (paid) and 1,000,000 common shares (issued with a fair value of $669,384);
c)	Minimum exploration expenditures within 1 year of TSX-V approval of $500,000 (completed);
d)	On or before the first anniversary of TSX-V approval $350,000 and 1,400,000 common shares (see below);
e)	Minimum exploration expenditures within first year of first anniversary of TSX-V approval of $750,000;
f)	$350,000 upon second anniversary of TSX-V approval and 1,600,000 common shares; and
g)	Minimum exploration expenditures within 1 year of second anniversary of TSX-V approval of $1,000,000.

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

During the year ended February 28, 2013, the Company became the subject to a civil action in the Third Judicial District court, Salt Lake County, State of Utah in connection with the Ringbolt Property option agreement. The optionors were seeking payment of $350,000, 1,400,000 of the Company’s shares and $20,716 in expenses related to the property, alternatively damages of $644,000. The Company did not make the required payment and did not issue the shares to the optionors as it contended that the optionors were in default of the option agreement. The Company counter claimed for specific performance under the option agreement and has paid the $350,000 and issued the 1,400,000 shares into the Utah court.

The court ruled that tender to the court was not sufficient; therefore, the cash and shares were released to the optionors on July 10, 2012. The fair value of the 1,400,000 shares was $271,936. The Company deposited a bond in the amount of $350,000 with the Court as security for the preliminary injunction, which is disclosed on the balance sheet as Injunction Bond. Subsequent to February 28, 2013, the amount deposited was refunded to the Company. On September 10, 2012, the court granted the motion for a preliminary injunction, which enjoined the optionors from terminating the Ringbolt option agreement based upon the grounds alleged by the optionors.

On October 30, 2012 the Company entered into an amended option agreement (the “Amendment Agreement”) to acquire 100% undivided legal and beneficial interest in and to the Ringbolt Property, free and clear of all encumbrances in exploration leases, according to the following terms:

1.	The Company will pay to the optionors a total of $3,850,000 according to the following schedule:

a)	$150,000 upon execution of the Amendment Agreement (paid);
b)	$2,450,000 upon TSX-V approval (paid); and
c)	$1,250,000 on or before October 31, 2014.

2.	The Company will issue 750,000 common shares to the optionors upon TSX-V approval (issued with a fair value of $168,291).

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 4 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Ringbolt Property, Arizona (Cont’d)

3.	Upon written notice from the TSX-V that the Amendment Agreement has been approved, the parties shall simultaneously do the following:

a)

The optionors shall assign all of their right, title, and interest in and to the Ringbolt Property and will take all necessary action with the Arizona State Land Department to effect such assignment (completed); and

b)

The Company will place into escrow on behalf of the optionors the $2,450,000 cash payment and the 750,000 common shares of the Company. The cash payment and shares will be released to the optionors upon receipt of confirmation of the assignment of the Ringbolt Property to the Company (completed).

4.	There will be no royalty attached to the transferred permits.

5.	Should the Company sell or in any way transfer its interest in the Ringbolt Property, the optionors will receive a bonus payment in accordance with the following schedule:

a)	If the Company receives less than $30 million for the transaction, then no bonus payment shall be payable;
b)	If the Company receives greater than $30 million but less than $40 million the optionors would receive 20% of the gross consideration in excess of $30 million;
c)

If the Company receives greater than $40 million but less than $50 million the optionors would receive $2,000,000 plus 10% of the gross consideration in excess of $40 million, to a maximum of $1,000,000; or

d)	If the Company receives greater than $50 million the optionors would receive $3,000,000 plus 20% of the gross consideration received in excess of $50 million.

Based upon the foregoing, the parties have agreed to a mutual release and settlement of any claims and causes of action between the parties as of the date of the Amended Agreement.

On December 8, 2012, the Company entered into a second amendment to the option agreement to acquire 100% of the Ringbolt Property. The amendment stipulates that in the event that the cash payment of $2,450,000 following TSX-V approval of the Amendment Agreement is delayed, the parties agree to extend the payment deadline for a period of 30 days from the date of final approval from the TSX-V with the payment of $100,000 to one of the optionors with this extension payment to be deducted from the $2,450,000 payment due following TSX-V approval. A payment of $100,000 was made to the optionor on December 20, 2012 and the balance of $2,350,000 on 28 February 2013.

Joint Exploration Agreement – HNZ Potash, LLC (“HNZ”)
On July 27, 2012 the Company entered into a Joint Exploration Agreement in which the Company assigned 50% of their interest in twenty-one permitted parcels within the Holbrook Basin Project (from Holbrook Basin Property and Twin Buttes Ranch above) to HNZ. In return, HNZ reimbursed the Company for 50% of mineral exploration costs previously incurred on the permits, ($112,668 received during the year ended February 28, 2013), and the Company will be liable for 50% of the future costs relating to the permits.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 5 – CONVERTIBLE PROMISORY NOTES PAYABLE

On February 19, 2013, the Company borrowed $5,305,540 from twenty four lenders by way of convertible debentures (a “Debenture”) having a term until February 19, 2014 (the “Maturity Date”) and bearing interest at 15% per annum which shall accrue and be payable on the earlier of the Maturity Date, or the date the entire principal amount of each Debenture is converted. The principal amount of the Debentures is convertible into shares of common stock of the Company at the option of the holder, in whole or in part, at a price of US$0.19 per share until the Maturity Date. The Debentures are secured by a first ranking floating charge security on all of the Company’s assets.

In addition each holder of a Debenture received five common share purchase warrants for each US$1.00 of principal amount of the Debenture, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.19 per share for a period of one year from the date of issuance resulting in the Company issuing 26,527,700 warrants with an exercise price of US$0.19 for one year. The Company determined the fair value of the warrants to be $2,049,578 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 76%; Risk-free interest rate – 1.07%; Expected life – 1 year.

The proceeds were allocated to the Debenture and the warrants based on their relative fair values and accordingly, $3,827,098 was allocated to the Debenture and $1,478,442 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $2,316,159. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with this private placement of debentures, the Company paid $73,958 in finder’s fees and issued 101,882 finder’s warrants. Each finder’s warrant entitles the holder to purchase one common share for US$0.19 per share for one year from the date of issuance. The fair value of the finder’s warrant portion calculated using the Black-Scholes Option Pricing Model was $5,770, recorded as a Debenture issuance cost. The Company also incurred legal and filing fee costs of $51,528. Of the total issuance costs incurred, $37,380 was recorded as deferred debt issuance costs and $93,876 was charged to additional paid-in capital.

	February 28,	February 29,
Convertible Debenture – Tranche I	2013	2012
Opening balance	$-	$-
Subscriptions received	5,305,540	-
Subscriptions allocated to detachable share purchase warrants	(1,478,442)	-
Intrinsic beneficial conversion feature	(2,316,159)	-
Accretion	93,566	-
Interest	19,623	-
Closing balance	$1,624,128	$-

The difference between the amount recorded to the Debentures on initial recognition and the value at Maturity will be accreted using the effective interest rate method. During the year ended February 28, 2013, $93,566 was expensed as a non-cash interest charge.

During the year ended February 28, 2013 the Company received subscriptions of $350,000 towards convertible debenture offerings. These offerings closed subsequent to February 28, 2013 (Note 11).

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	February 28,	February 29,
	2013	2012
Directors of the Company (i)	$173,025	$19,683
Director of the Company (ii)	-	15,812
	$173,025	$35,495

(i)	These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

(ii)	The amount is unsecured, bears a monthly interest rate of 1.5% and has no fixed terms of repayment.

Related party transactions

The Company incurred the following transactions with directors, officers and companies that are controlled by directors and officers of the Company.

	Year ended
	February 28,	February 29,
	2013	2012
Administration	$18,460	$17,849
Consulting fees	564,066	112,484
Management fees	667,964	240,121
Mineral exploration costs	433,591	755,986
	$1,684,081	$1,126,440

NOTE 7 – COMMON STOCK Share Issuances:

During the year ended February 28, 2013, the Company issued the following shares:

(a)	During the year ended February 28, 2013, 9,602,701 warrants were exercised at CDN$0.10 per share for proceeds of $962,613.

(b)	The Company issued 2,400,000 shares pursuant to mineral property option agreements at fair values ranging from CDN$0.19 to CDN$0.23 per share for a total fair value of $485,822. (Note 4).

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 7 – COMMON STOCK (Cont’d)

Share Issuances (Cont’d):

(c)

On February 19, 2013 the Company issued 2,224,999 units through a non-brokered private placement at a price of CDN$0.18 per unit for total proceeds of $402,632. Each unit consists of one common share and one-half of one common share purchase warrant with one share purchase warrant exercisable at a price of CDN$0.25 per share for five years. $216,796 of the proceeds were allocated to the warrants and recorded as a derivative liability which was determined using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 147%; Risk-free interest rate – 1.42%; Expected life – 5 years. Share issuance costs of $13,188 were incurred in connection with this transaction, being $11,598 cash and 9,527 warrants with the same terms as the unit warrants which were valued at $1,590.

During the year ended February 29, 2012, the Company issued the following shares:

(a)

On January 16, 2012, the Company completed a non-brokered private placement of 41,666,425 units at a price of CDN$0.18 per unit for gross proceeds of $7,537,877. Each unit consists of one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable at a price of CDN$0.20 per warrant for one year. $3,668,077 of the proceeds were allocated to the warrants and recorded as a derivative liability which was determined using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 128%; Risk-free interest rate – 0.94%; Expected life – 1 year. Share issuance costs of $100,036 were incurred in connection with this transaction, being $67,336 cash and 194,428 warrants with the same terms as the unit warrants which were valued at $32,700.

(b)	During the year ended February 29, 2012, 2,928,750 options were exercised at prices ranging from CDN$0.10 to CDN$0.32 per share for proceeds of $538,365.

(c)	During the year ended February 29, 2012, 2,275,000 warrants were exercised at prices ranging from CDN$0.10 to CDN$0.35 per share for proceeds of $319,105.

(d)	The Company issued 1,000,000 common shares pursuant to a mineral property acquisition option agreement at a fair value of $0.67 per share for a total fair value of $669,384 (Note 4).

Stock options

The Company has adopted an incentive stock option plan, which provides that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the TSX-V requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 20% of the Company’s issued and outstanding common shares. Such options will be exercisable for a period of up to 10 years from the date of grant. In connection with the foregoing, the number of common shares reserved for issuance to any one optionee will not exceed five percent (5%) of the issued and outstanding common shares and the number of common shares reserved for issuance to all technical consultants will not exceed two percent (2%) of the issued and outstanding common shares. Options may be exercised no later than 90 days following cessation of the optionee’s position with the Company or 30 days following cessation of an optionee conducting investor relations activities’ position.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 7 – COMMON STOCK (Cont’d)

Stock options (Cont’d)

The changes in options during the year ended February 28, 2013 and the year ended February 29, 2012 are as follows:

	Year ended		Year ended
	February 28, 2013		February 29, 2012
		Weighted		Weighted
		average		average
		exercise		exercise
	Number of	price	Number of	price
	options	(CDN$)	options	(CDN$)

Options outstanding, beginning of year	16,811,892	$0.32	10,886,00 0	$0.75
Options granted	1,468,000	0.21	9,004,642	0.40

Options exercised	-	-	(2,928,750)	0.18
Options cancelled	-	-	(150,000)	1.20

Options outstanding, end of year	18,279,892	$0.31	16,811,892	$0.32

Options exercisable, end of year	18,279,892	$0.31	16,474,392	$0.31

At February 28, 2013 the following stock options were outstanding:

Number of	Exercise price
Options	CDN$	Expiry date
150,000	0.10	October 25, 2015
348,750	0.10	November 16, 2015
1,531,500	0.32	January 10, 2016
5,777,000	0.20	February 11, 2016
1,321,500	0.20	March 03, 2016
1,826,000	0.59	June 21, 2016
1,690,500	0.42	September 12, 2016
4,166,642	0.38	January 20, 2017
1,468,000	0.21	February 19, 2018
18,279,892

The weighted average remaining contractual life of the outstanding stock options is 3.41 years.

2013 Stock Option Grants

On February 20, 2013, the Company granted 1,468,000 incentive stock options to consultants at a price of CDN$0.21 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 147%; Risk-free interest rate – 1.42%; Expected life of options – 5 years. The fair value was determined to be $289,258 which was charged to stock based compensation expense and recorded in the additional paid-in capital during fiscal 2013.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 7 – COMMON STOCK (Cont’d)

Stock options (cont’d)

2012 Stock Option Grants
On March 4, 2011, the Company granted 871,500 incentive stock options to directors, employees and consultants at a price of CDN$0.20 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 125%; Risk-free interest rate – 2.72%; Expected life of options – 5 years. The fair value was determined to be $641,926 and was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2012.

On March 4, 2011, the Company granted 450,000 incentive stock options to investor relation consultants at a price of CDN$0.20 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 128%-143%; Risk-free interest rate – 1.17% -2.2%; Expected life of options – 5 years. The fair value was determined to be $160,816 and was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2012.

On June 22, 2011, the Company granted 1,776,000 incentive stock options to directors, employees and consultants at a price of CDN$0.59 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 121%; Risk-free interest rate – 2.22%; Expected life of options – 5 years. The fair value was determined to be $898,205 and was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2012.

On June 22, 2011, the Company granted 50,000 incentive stock options to investor relation consultants at a price of CDN$0.59 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 127%-134%; Risk-free interest rate – 1.2% -1.26%; Expected life of options – 5 years. The fair value was determined to be $10,786 and $2,696 was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2013 ($8,090 in fiscal 2012).

On September 13, 2011, the Company granted 1,690,500 incentive stock options to directors, employees and consultants at a price of CDN$0.42 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield –0%; Expected stock price volatility – 129%; Risk-free interest rate – 1.46%; Expected life of options – 5 years. The fair value was determined to be $665,024 and was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2012.

On January 12, 2012, the Company granted 3,966,642 incentive stock options to directors, employees and consultants at a price of CDN$0.38 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield –0%; Expected stock price volatility – 129%; Risk-free interest rate – 1.48%; Expected life of options – 5 years. The fair value was determined to be $1,222,663 and was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2012.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 7 – COMMON STOCK (Cont’d) Stock options (cont’d)

On January 12, 2012, the Company granted 200,000 incentive stock options to investor relation consultants at a price of CDN$0.38 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 131%; Risk-free interest rate – 1.77% -1.93%; Expected life of options – 5 years. The fair value was determined to be $35,907 was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2013.

On January 18, 2012, the Company re-priced the exercise prices of 5,777,000 incentive stock options from $1.20 to $0.20 per share and 1,321,500 incentive stock options from $0.83 to $0.20 per share. The following assumptions were used for the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 131%; Risk-free interest rate – 1.21%; Expected life of options – 5 years. The incremental fair value was determined to be $467,201 and was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2012.

Share purchase warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

Number of warrants
Balance, February 28, 2011	32,047,701
Issued with private placements	21,027,632
Exercised	(2,275,000)
Balance, February 29, 2012	50,800,333
Issued with private placements	27,751,608
Exercised	(9,602,701)
Expired	(20,364,428)
Balance, February 28, 2013	48,584,812

At February 28, 2013 the following share purchase warrants were outstanding:

Number of	Exercise price	Expiry date
warrants	CDN$ USD$
20,833,204	0.20	January 16, 2014
1,122,026	0.25	February 19, 2018
26,629,582	0.19	February 19, 2014
48,584,812

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 8 – INCOME TAXES

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	Year ended	Year ended
	February 28,	February 29,
	2013	2012
Net profit (loss)	$(9,474,700)	$8,505,659

Statutory tax rate	25.00%	26.25%

Expected income tax expense (recovery) at the statutory tax rate	(2,368,675)	2,232,735
Non-deductible items and other	(792,407)	(4,725,022)
Effect of reduction in tax rates	-	118,680
Change in valuation allowance	3,161,082	2,373,607
Income tax expenses (recovery)	$-	$-

Temporary differences that give rise to the following deferred income tax assets are:

	February 28,	February 29,
	2013	2012
Non-capital loss carry-forwards	$2,147,215	$1,219,328
Mineral properties	5,186,354	2,959,722
Share issuance costs	43,554	35,406
Equipment	42,082	43,666
	7,419,204	4,258,122
Valuation allowance	(7,419,204)	(4,258,122)
	$-	$-

The tax pools relating to these deductible temporary differences expire as follows:

	Canadian			Share
	non-capital			issue
	losses	Resource pools	Equipment	costs
2015	$439	$-	$-	$-
2026	63,930	-	-	-
2027	54,801	-	-	-
2028	317,553	-	-	-
2029	408,310	-	-	-
2030	383,183	-	-	-
2031	687,525	-	-	-
2032	2,645,909	-	-	-
2033	4,027,208	-	-	-
No expiry	-	20,745,414	175,710	174,216
	$8,588,858	$20,745,414	$175,710	$174,216

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 9 – DERIVATIVE LIABILITY

	February 28,	February 29,
	2013	2012
Balance, beginning	$6,374,170	$26,589,856
Fair value of warrants issued	216,796	3,668,077
Fair value of warrants exercised	(751,691)	(1,674,607)
Fair value change of warrants	(4,219,489)	(22,209,156)
	$1,619,786	$6,374,170

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		February 28, 2013		February 29, 2012
	Exercise
	Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
July 17, 2009	$0.20	-	$-	-	$-
June 29, 2010	$0.10	-	-	1,713,156	312,520
November 8, 2010	$0.10	-	-	7,924,545	1,488,100
January 31, 2011	$0.35	-	-	20,070,000	1,764,212
January 11, 2012	$0.20	20,833,204	1,406,500	20,833,204	2,809,338
February 19, 2013	$0.25	1,112,499	213,286	-	-
		21,945,703	$1,619,786	50,540,905	$6,374,170

The fair value of the share purchase warrants were calculated using the Black-Scholes Option Pricing Model using the following assumptions: Expected dividend yield – 0 (2012:0%); Expected stock price volatility – 76%-147% (2012:102%-109%) Risk-free interest rate – 1.06% -1.42% (2012:0.93% -0.95%); Expected life of share purchase warrants – 0.87 -4.97 years (2012:0.33 -0.92 years).

NOTE 10 – NON CASH TRANSACTIONS

The Company incurred the following non-cash transactions that are not reflected in the statements of cash flows:

	Year ended
	February 28,	February 29,
	2013	2012
Fair value of shares issued on acquisition of unproven mineral properties	$485,822	$669,384

NOTE 11 – SUBSEQUENT EVENTS

(a)	On March 14, 2013 the Company issued an aggregate of $285,000 in convertible debentures having the same terms as the Debenture (Note 5) and having a term until March 14, 2014.

(b)	On April 4, 2013 the Company issued an aggregate of $200,000 in convertible debentures having the same terms as the Debenture (Note 5) and having a term until April 4, 2014.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2013 and February 29, 2012

NOTE 11 – SUBSEQUENT EVENTS (Cont’d)

(c)	Subsequent to February 28, 2013, the Company issued 41,666 shares for 41,666 warrants exercised at CAD$0.20 for gross proceeds of CAD$8,333.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of February 28, 2013.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

As of February 28, 2013 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of February 28, 2013.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of majority outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office until the next annual general meeting of the shareholders unless his office is earlier vacated in accordance with out Articles or he becomes disqualified to act as a director. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our executive officers and directors and their respective ages as of the date of this Registration Statement are as follows:

Name	Age	Position Held
Joshua Bleak	32	President, Chief Executive Officer and Director
Laara Shaffer	64	Chief Financial Officer, Corporate Secretary and Director
Ali Rahimtula	66	Director
Dennis Ickes	68	Director
David J. Salisbury	60	Chairman of the Board and Director
John Eckersley	53	Executive Vice President and Director
Jerry Aiken	69	Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Joshua Bleak. Mr. Bleak has been our President, Chief Executive Officer since January 11, 2011 and a director of our Company since April 12, 2010. Mr. Bleak is experienced in the mining and exploration industry as well as being fourth generation in a family with a rich mining and exploration background. From December 24, 2009 to current, Mr. Bleak serves as President, CEO, Treasurer and a director of Continental Resources Group, Inc. (OTCBB: CRGC) which is involved in exploring and developing uranium prospects. Since January 26, 2012, Mr. Bleak has served as a director of American Strategic Minerals Corporation (OTCBB: ASMC) which is engaged in the acquisition and exploration of properties that may contain uranium mineralization. Since October 2008, Mr. Bleak has served as the President and a director of North American Environmental Corp., a consulting company specializing in mining project management, permitting, lobbying and land tenure. From February 2007 to September 2008, he served as Manager of NPX Metals, Inc., an exploration and mining company. Since January 2005 he has served as Secretary and a director of Pinal Realty Investments Inc., a real estate development company. Mr. Bleak’s qualification to serve on our Board of Directors is based on his experience in the mining industry in general.

Laara Shaffer. Ms. Shaffer has been our Chief Financial Officer and Secretary since March 1996 and was a director of our Company from March 1996 to February 1, 2012. She was recently re-appointed to the Board of Directors, effective June 25, 2012. Ms. Shaffer is currently a director of Pro Tech Ventures Corp., Aquilla Energy Corp. and previously served as CFO and director of Compass Gold Corp. (TSXV: CVB) from 2007 to 2009. Ms. Shaffer’s qualifications to serve on our Board of Directors is based on her extensive experience as a CFO of public companies and in the mining industry in general.

Ali Rahimtula. Mr. Rahimtula has served as a director of our Company since October 28, 2011. Since 1979, Mr. Rahimtula has served as the President and founder of Transnational Enterprises LTD., d/b/a Transfert America. Transnational Enterprises LTD. is a member of the Rahimtula Group. The Rahimtula Group was a pioneer of the fertilizer business in India, and has been a domestic industry leader since the 1960’s. They are a global company, recognized for their extensive business networks to supply international fertilizer manufacturers for their critical raw materials such as sulphur, rock phosphate, ammonia, phosphoric acid and potash. The Rahimtula group has operated in the traditional markets of India and Pakistan but has also expanded its area of operations into other countries such as Brazil, Vietnam, China, Thailand, Philippines, and South Africa. They are also experienced in executing joint-venture fertilizer production and marketing contracts in the Middle East, Asia, and Africa as well as in Europe and the CIS. Mr. Rahimtula’s qualifications to serve on our Board of Directors is based on his experience and expertise in the fertilizer industry. He has and can contribute by securing large customers of international repute for the Company as joint venture partners who can buy potash on long term off take agreements. Also, Mr. Rahimtula brings to the Company his experience in logistics, such as port infrastructure developments and organizing export shipping in containers and bulk vessel chartering.

Dennis Ickes, Mr. Ickes has served as a director of our Company since December 14, 2011. Mr. Ickes is an internationally known lawyer, legal scholar, trial attorney and business leader. Mr. Ickes holds a Juris Doctorate from the University of Utah. He served in the U.S. Department of Justice where he co-founded the Office of Indian Rights in 1973. Mr. Ickes was also a principal negotiator on behalf of the federal government in the violent standoff with Indian activists at Wounded Knee, South Dakota in 1973.

In 1976, President Gerald R. Ford and Secretary Thomas Kleppe selected Mr. Ickes to serve as Deputy Under Secretary of the Interior. During his tenure Mr. Ickes was responsible for developing and implementing public policy related to public lands, Indian relations, national parks and monuments, federal reserved water rights, fish and wildlife, and Trust Territories of the Pacific.

While Mr. Ickes was in the U.S. Department of Justice he brought the first federal voting rights case on behalf of American Indians when he supported the right of residents of the Navajo Nation to run for county office in Apache County, Arizona.

Upon leaving the Federal service in 1977, he represented northern plains and Southwest tribes and organizations until the late 1980s when lawyers who were tribal members began assuming tribal representations.

As a legal consultant, Mr. Ickes has advised state and county governments, Indian tribes, Indian individuals, Indian-owned companies, and non-Indian owned companies, including financial institutions concerning the conduct of business within tribal jurisdictions. Mr. Ickes wrote the first law review article in the Nation that urged tribes to turn from relying upon federal appropriations to seeking private capital to develop their opportunities.

Mr. Ickes previously founded, owned and operated a barite mining and processing facility in Nevada. He is currently one of two members in an exploration stage beryllium project in Utah. He has served on the board of a publicly owned independent oil and gas company and a mining exploration company. As a consultant Mr. Ickes advised the President and CEO of Resolution Copper Mining, a Rio Tinto company, on issues related to Indian tribes. He is the founder and President of Native 17, LLC, a company which assists tribes with economic development opportunities both on and off the reservation through a proprietary system developed by him. He is the past chairman of the Federal Bar Association, Indian Law Section, the Utah State Bar Association, Natural Resource Section and the chairman of the Indian Law Section. Mr. Ickes qualifications to serve on our Board of Directors is based on his extensive experience in government relations, business, mining and Indian matters.

David J. Salisbury. Mr. Salisbury has served as our Chairman of the board and a director of our Company since January 16, 2012. Mr. Salisbury has had an extensive career in the mining industry, spanning four decades, including seventeen years with Rio Tinto PLC. During his career he has had experience in almost all phases of mine development and operation, including: operating and capital budget development, operating cost control, product quality, profit/loss analysis, engineering, safety, field operations and maintenance, strategic planning, environmental compliance, market development, merger and acquisition analysis, employee relations, community relations, public relations and government relations at both the state and federal levels.

Mr. Salisbury was President and CEO of Resolution Copper Mining (“Resolution Copper”) (Resolution Copper Mining is a joint venture between Rio Tinto and BHP and is not publicly traded), from 2008 to his retirement on January 31, 2011. At Resolution Copper he was responsible for the development of a deep underground copper mine in Superior, Arizona. One of his primary responsibilities was a legislative land exchange involving 3,025 acres of federal land in exchange for 5,500 acres of ecologically important private land. His role at Resolution Copper required significant interaction and engagement with members of the U.S. Congress, federal agencies, the Governor of the State of Arizona and State legislators. He was also responsible for leading the activities of integrating all engineering studies and design with environmental permitting, progressive development of the future operations culture and working environment, health and safety, project budget controls and community relations.

From 2006 through 2008, Mr. Salisbury was President and CEO of Kennecott Minerals Company (Kennecott Minerals is a wholly-owned subsidiary of Rio Tinto and is not publicly traded), where he was responsible for the comprehensive management of underground operations in Juneau, Alaska; open cut/heap leach gold in Nevada; and the development and construction of an underground nickel operation in Michigan.

Mr. Salisbury was a leader for the Rio Tinto global improvement program, Improving Performance Together, from 2004 through 2006. He led one of four major streams of work aimed at bringing about radical change in the way Rio Tinto conducts business. This responsibility covered the engineering and operation of processing operations at all Rio Tinto operations and involved leading a team of eight general managers and managers in diagnosing current state, formulating solutions, implementing pilot trials and ultimately rolling out change across the global group.

Mr. Salisbury was Managing Director and CEO of Rössing Uranium Ltd. (Rossing Uranium is majority owned by Rio Tinto and is not publicly traded) from 2001 through 2004. The Rössing mine employed 1,200 people and produces U3O8 for the global nuclear fuel industry, representing 8% of the global primary supply. During his tenure the mine achieved its historical best safety performance while increasing production and decreasing staff by 33%.

While with Rio Tinto, Mr. Salisbury also held Senior Executive positions with Kennecott Ridgeway Mining Company and Kennecott Energy Company.

Prior to joining Rio Tinto Mr. Salisbury was the President of Cordero Mining Company/Sun Coal Company (1992 to 1993) and responsible for the operation of the Cordero Mine, the seventh largest coal mine in the United States. At Cordero he completed a major organizational restructuring to reduce cost and improve efficiency, dropping operating costs by 10%.

Mr. Salisbury served as President and COO of the Al Hamilton Operating Company/Bradford Coal Company (1990 to 1992) where he was responsible for the operation of 9 active mines in a 30 mile radius of Clearfield, PA. During his tenure he improved the financial performance of this operation and was able to bring it into profitability.

From 1989 to 1990, Mr. Salisbury served as President of The Coteau Properties Company/North American Coal Corporation where he was responsible for the construction, management and operation of a 12 million tons per year surface lignite mine near Beulah, North Dakota. The Coteau Properties Company/North American Coal Corporation had annual sales of $86 million US dollars to the only commercial coal gasification plant in the United States. Mr. Salisbury administered a 20 year contract with the sole coal customer, and negotiated a new contract extension adding a new coal field and additional production up to 16 million tons per year.

Mr. Salisbury served in various management positions with The Coteau Properties Company/North American Coal Corporation from 1978 through 1989. He was the project manager responsible for the oversight of design, contract administration and construction management of the Freedom Mine, a greenfield mine facility valued at $186 million. The project was completed on time and under budget.

Mr. Salisbury’s qualification to serve on our Board of Directors is based on his extensive experience in the mining industry in general.

John Eckersley. Mr. Eckersley has served as our Vice President, Legal and Corporate Affairs since December 2010 and has served as a director of our Company since July 15, 2011. Mr. Eckersley has practiced law as a solo practitioner since 1999. His practice focuses on securities compliance, corporate governance and estate planning. Mr. Eckersley served as the Executive Vice President, Secretary and Treasurer of Digital Business Resource, Inc., a telecommunications company, from 1996 to 1999, where he was a founder, and was responsible for developing systems for office management, accounting, client services, vendor coordination and marketing. Mr. Eckersley served as the General Counsel of TIMI, a public finance advisory company, where he advised the company on corporate strategy and was responsible for the company’s compliance filings. Mr. Eckersley has served as a director of Silver Horn Mining Ltd. (OTCBB: SILV) since July 21, 2011, which is involved in the acquisition and exploration of properties that may contain mineral resources, principally silver. Mr. Eckersley received his Bachelor of Science, cum laude, and his Juris Doctorate from the University of Utah. Mr. Eckersley’s qualifications to serve on our Board of Directors is based on his corporate experience and knowledge of the resources industry.

Jerry Aiken. Mr. Aiken has served as a director of our Company since May 15, 2012. Mr. Aiken has more than 41 years of experience in mineral exploration involving base metals, precious metals, and industrial minerals. He has been involved in project generation, geologic mapping, geochemical evaluation, drill program supervision, and regional program management throughout the western United States, Canada, Mexico, South America and parts of Europe.

Since 2005, Mr. Aiken has been working as a consulting geologist involved in the evaluation of mineral properties and the writing and reviewing of Canadian Securities Administrators National Instrument 43-101 technical reports and PFS/FS technical reports. Prior to beginning work as a consulting geologist, Mr. Aiken worked for 29 years for US Borax (Rio Tinto Exploration) (“Borax”) in Tucson, Arizona and Valencia, California. Before focusing his career in borates, potash and lithium he worked for five years for ASARCO Exploration beginning in 1970. Mr. Aiken has conducted and implemented exploration programs for borates, potash, lithium and other industrial minerals.

A review of Mr. Aiken’s potash experience, beginning in the mid-1970s, shows that he has evaluated several potash holdings and mines located in the Carlsbad district, New Mexico, and the Paradox Basin, Utah. His experience in that regard resulted in his evaluating the brine potential in the Paradox Basin.

Subsequent to his work in the Paradox Basin, Mr. Aiken evaluated potash projects in the South American Alta Plano and a number of brine projects for potash and other industrial minerals. In addition to his potash evaluation, several ‘hard rock’ projects were evaluated by Mr. Aiken in both South America, (Argentina) and North America (both in the US and Canada).

Mr. Aiken graduated in 1966 with a Bachelor of Science degree in Geology from Western Michigan University. He also completed coursework in the Masters Program in Exploration Geology from the University of Idaho. Mr. Aiken is a Registered Professional Geologist in the State of Washington.

Mr. Aiken’s qualifications to serve on our Board of Directors is based on his extensive experience in the mining industry in general.

Significant Employees

We have no employees and our officers and directors provide their services on a consulting basis.

Family Relationships

There are currently no family relationships between any of the members of our board of directors or our executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers has been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

1.

a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(i) above, or to be associated with persons engaged in any such activity;

5.

such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	(i)	any Federal or State securities or commodities law or regulation;

(ii)

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the United States Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

We are not aware of any material legal proceedings in which any of the following persons is a party adverse to our Company or has a material interest adverse to our Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2013, except as follows:

Name	Position Held	Late or Unfiled Report
Joshua Bleak	President, CEO and Director	Form 3 filed late and Form 4 filed late
John Eckersley	Executive Vice President and Director	Form 3 filed late
David Salisbury	Director	Form 3 filed late
Matthew Salmon	Former Director	Form 3 filed late
Dennis Ickes	Director	Form 3 filed late
Ali Rahimtula	Director	Form 3 filed late
Jerry Aiken	Director	Form 3 filed late
Barry Honig	more than 10% shareholder	Form 3 filed late and three Form 4s filed late
Phillip Frost	more than 10% shareholder	Form 3 filed late and Form 4 filed late
Michael Brauser	more than 10% shareholder	Form 3 filed late and Form 4 filed late

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors held four meetings during the fiscal year ended February 28, 2013. Each director attended at least 75% of the aggregate of: (i) the total number of board meetings held while he was a director; and (ii) the total number of meetings held by committees on which he served during the periods that he served.

We do not have a formal policy with respect to director attendance at annual stockholders meetings, however, all directors are encouraged to attend. A total of two directors from the Board of Directors as it was comprised at the time attended the annual stockholders meeting last year.

Committees of the Board of Directors

Our Board of Directors currently only has an Audit Committee. The Audit Committee was established in August, 2007. The following provides information regarding our Audit Committee and summarizes the functions of such committee.

Audit Committee

National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”) requires us, as a venture issuer, to disclose annually in our information circular (proxy statement) certain information concerning the constitution of our audit committee and its relationship with our independent auditor, as set forth in the following.

Our Audit Committee is governed by an audit committee charter, the text of which is attached as Schedule A to the management information circular for the annual and special general meeting held on August 9, 2007 and filed on www.Sedar.com on July 17, 2007.

Our Audit Committee is currently comprised of three directors, Laara Shaffer, David Salisbury, and Jerry Aiken. Laara Shaffer is our Chief Financial Officer and Secretary. All of the Audit Committee members are “financially literate.” We are relying upon the exemption in section 6.1 of NI 52-110 in respect of the composition of our Audit Committee and in respect of our reporting obligations under NI 52-110 for the year ended February 28, 2013. This exemption exempts a “venture issuer” from the requirement to have 100% of the members of its audit committee independent, as would otherwise be required by NI 52-110. Our Board has determined that David Salisbury qualifies as an “audit committee financial expert” as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(l) under the Exchange Act.

See heading “Directors and Executive Officers” for disclosure on relevant experience for each member of the Audit Committee. Each member of the Audit Committee has an understanding of the accounting principles used by the issuer to prepare its financial statements, and the ability to assess the general application of those principles in connection with estimates, accruals and reserves;
  experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the issuer’s financial statements, or experience actively supervising individuals engaged in such activities; and
  an understanding of internal controls and procedures for financial reporting.

Since the commencement of our most recently completed fiscal year, our Board has not failed to adopt a recommendation of the Audit Committee to nominate or compensate an external auditor.

We have not relied on the exemptions contained in sections 2.4 or 8 of NI 52-110. Section 2.4 which provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 permits a company to apply to a securities regulatory authority for an exemption from the requirements of NI 52-110, in whole or in part.

The Audit Committee has not adopted specific policies and procedures for the engagement of non-audit services. Subject to the requirements of NI 52-110, the engagement of non-audit services is considered by our Board of Directors, and where applicable the Audit Committee, on a case-by-case basis.

The Audit Committee discharged its mandate in respect of the fiscal year ended February 28, 2013, including the review and recommendation to the Board in respect of all financial disclosure contained in our public documents.

The Audit Committee held four meetings during the year ended February 28, 2013, and also acted through the adoption of written consent resolutions.

Nomination of Directors

The Board considers its size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out the Board’s duties effectively and to maintain a diversity of views and experience.

The Board does not have a nominating committee, and these functions are currently performed by the Board as a whole. However, if there is a change in the number of directors required by us, this policy will be reviewed.

Compensation

The Board, as a whole, determines compensation for the directors and executive officers.

Director Independence

Our common shares are listed on the TSX Venture Exchange (the “TSXV”). Under the Policy 3.1 Section 5.7 of the TSXV, each issuer must have at least two independent directors on its board. Under the TSXV policies, a director is independent if he or she has no direct or indirect material relationship with the issuer. A material relationship is defined as a relationship which could, in the view of the issuer’s board of directors, be reasonably expected to interfere with the exercise of a member’s independent judgment. Our Board has determined that the following directors are “independent” as required by TSXV listing standards: David J. Salisbury and Jerry Aiken. Our Board also determined that Mr. Salisbury and Mr. Aiken meet the criteria of independence under the SEC rules. Our non-independent directors are: Joshua Bleak (President and CEO), John Eckersley (Executive Vice-President), Laara Shaffer (CFO and Corporate Secretary), Ali Rahimtula (consultant), and Dennis Ickes (consultant).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion

The Board has not appointed a compensation committee and the responsibilities relating to executive and director compensation, including reviewing and recommending director compensation, overseeing our base compensation structure and equity-based compensation program, recommending compensation of our officers and employees, and evaluating the performance of officers generally and in light of annual goals and objectives, is performed by the Board as a whole.

The Board also assumes responsibility for reviewing and monitoring the long-range compensation strategy for our senior management. The Board reviews the compensation of senior management on a semi-annual basis taking into account compensation paid by other issuers of similar size and activity.

Compensation Philosophy and Objectives

We are a smaller reporting company with limited resources. The compensation program for our senior management is designed within this context with a view that the level and form of compensation achieves certain objectives, including:

(a)	attracting and retaining qualified executives;
(b)	motivating the short and long-term performance of these executives; and
(c)	better aligning their interests with those of our shareholders.

In compensating our senior management, we have arranged for equity participation through our stock option plan.

Bonus Incentive Compensation

Our objective is to achieve certain strategic objectives and milestones. The Board will consider executive bonus compensation dependent on us meeting those strategic objectives and milestones and sufficient cash resources being available for the granting of bonuses. The Board approves executive bonus compensation dependent upon compensation levels based on recommendations of the Chief Executive Officer. Such recommendations are generally based on information provided by issuers that are similar in size and scope to our operations.

Equity Participation – Option-Based Awards

We believe that encouraging our executives and employees to become shareholders is the best way of aligning their interests with those of our shareholders. Equity participation is accomplished through our stock option plan, which was established to provide incentive to qualified parties to increase their proprietary interest in the Company and thereby encourage their continuing association with the Company. Stock options are granted to directors, executives and employees taking into account a number of factors, including the amount and term of options previously granted, base salary, bonuses, performance, competitive factors and hiring incentives. The amounts and terms of options granted are determined by and require the approval of the Board of Directors based on recommendations put forward by the Chief Executive Officer. Due to our limited financial resources, we emphasize the provisions of option grants to maintain executive motivation. The stock option plan is administered by our directors and provides that options may be issued to directors, officers, employees or consultants of the Company, or a subsidiary of the Company.

Summary Compensation Table

The following table sets forth the compensation paid to any of the following individuals during our fiscal years ended February 28, 2013 and February 29, 2012: (i) any person serving as our principal executive officer during our fiscal year ended February 28, 2013; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of February 28, 2013; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of February 28, 2013 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Febru- ary 28 (29),	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Joshua Bleak, President and CEO(2)	2013	180,000	Nil	Nil	Nil	Nil	Nil	Nil	180,000
	2012	45,000	Nil	Nil	583,529	Nil	Nil	Nil	628,529
John Eckersley, Executive Vice President (3)	2013	150,000	Nil	Nil	Nil	Nil	Nil	Nil	150,000
	2012	110,029	Nil	Nil	348,873	Nil	Nil	Nil	458,901
Laara Shaffer, Chief Financial Officer and Secretary(4)	2013	18,460	Nil	Nil	41,182	Nil	Nil	Nil	59,642
	2012	17,877	Nil	Nil	93,395	Nil	Nil	Nil	112,272

(1)	This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.

(2)	Mr. Bleak has served as our President and CEO since April 26, 2011.
(3)	Mr. Eckersley has served as our Executive Vice-President since December 2010.
(4)	Ms. Shaffer has served as our Chief Financial Officer and Corporate Secretary since March 1996.

Employment Agreements

We have not entered into any employment contracts with our executive officers. There is no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment to a Named Executive Officer at, following, or in connection with the resignation, retirement or other termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities following a change in control, with respect to each Named Executive Officer.

Outstanding Equity Awards as of February 28, 2013

The following table sets forth outstanding equity awards as of February 28, 2013 with respect to each of the Named Executive Officers listed in the table above:

Outstanding Equity Awards as of February 28, 2013
	Option Awards					Stock Awards
Name	Number of secur- ities under- lying unexer- cised options exercise- able (#)	Number of secur- ities under- lying unexer- cised options unexer- cisable (#)	Equity incentive plan awards: number of securi- ties under- lying unexer- cised un- earned options (#)	Option exercise price ($)	Option expira- tion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incen- tive plan awards: number of un- earned shares, units or other rights that have not vested (#)	Equity incen- tive plan awards: market or payout value of un- earned shares, units or other rights that have not vested ($)
Joshua Bleak	840,500 335,750 600,000 1,060,000	Nil Nil Nil Nil	Nil Nil Nil Nil	$0.42 $0.20 $0.32 $0.20	Sep. 12/16 Mar. 3/16 Jan. 10/16 Feb. 10/16	Nil	Nil	Nil	Nil

John Eckersley	700,000 271,000	Nil Nil	Nil Nil	$0.38 $0.59	Jan. 20/17 Jun. 21/16	Nil	Nil	Nil	Nil

Laara Shaffer	209,000 200,000 65,000 263,500	Nil Nil Nil Nil	Nil Nil Nil Nil	$0.21 $0.38 $0.59 $0.20	Feb. 19/18 Jan. 20/17 Jun. 21/16 Feb. 10/16	Nil	Nil	Nil	Nil

Notes:

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during our fiscal year ended February 28, 2013. Our directors who are also Named Executive Officers do not receive any additional compensation beyond what is disclosed above in relation to their service as directors. Therefore, such Named Executive Officers are not listed in the below table.

Director Compensation During Our Year Ended February 28, 2013

				Non-	Non-
				equity	qualified
	Fees			incentive	deferred	All
Name	earned or			plan	compen-	other
	paid in	Stock	Option	compen-	sation	compen-
	cash	awards	awards	sation	earnings	sation	Total
	($)	($)	($)	($)	($)	($)	($)
Ali Rahimtula (1)	CAD60,000	Nil	Nil	Nil	Nil	Nil	CAD60,000

Dennis Ickes(2)	60,000	Nil	Nil	Nil	Nil	Nil	60,000

Matthew Salmon(3)	110,000	Nil	Nil	Nil	Nil	Nil	110,000

David Salisbury(4)	120,000	Nil	Nil	Nil	Nil	Nil	120,000

Jerry Aiken (5)	60,000	Nil	Nil	Nil	Nil	Nil	60,000

(1)	Mr. Rahimtula was appointed as a director on October 28, 2011.
(2)	Mr. Ickes was appointed as a director on December 14, 2011.
(3)	Mr. Salmon was appointed as a director on Feb. 1, 2012 and he resigned effective December 31, 2012.
(4)	Mr. Salisbury was appointed as a director on Jan. 16, 2012.
(5)	Mr. Aiken was appointed as a director on May 15, 2012.

Our directors do not have specific compensation arrangements based on attendance at board or committee meetings or serving as a committee chair. From time to time directors may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into any employment contracts with our executive officers. There is no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

Management Contracts

During the year ended February 28, 2013, we paid aggregate fees of $187,963 (2012 -$175,000) to Tarmac Management Ltd. ("Tarmac"), a private British Columbia company. Of these fees, $8,000 (2012 - $8,000) was paid for administration services rendered by Tarmac and its employees, and the balance represented reimbursements for rent and other expenses incurred by Tarmac on behalf of us. Payment of these fees to Tarmac has been reflected in the notes to our audited financial statements for the year ended February 28, 2013 as "Related Party Transactions", as Tarmac provides a high level of involvement in the daily management of our affairs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 15, 2013 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Persons owing more than 5% of voting securities
Common Stock	Phillip Frost c/o 4400 Biscayne Blvd., #850 Miami, FL 33137	38,760,956(4)	20.17%
Common Stock	Barry Honig c/o 4400 Biscayne Blvd., #850 Miami, FL 33137	18,112,744(5)	9.73%
Common Stock	Michael Brauser c/o 4400 Biscayne Blvd., #850 Miami, FL 33137	19,341,884(6)	10.28%
Officers and Directors
Common Stock	Joshua Bleak	8,463,888 (7)	4.52%
Common Stock	Laara Shaffer	1,367,500 (8)	(*)%
Common Stock	Ali Rahimtula	400,000 (9)	(*)%
Common Stock	Dennis Ickes	400,000 (10)	(*)%
Common Stock	David J. Salisbury	955,500 (11)	(*)%
Common Stock	John Eckersley	1,179,350 (12)	(*)%
Common Stock	Jerry Aiken	400,000 (13)	(*)%
Common Stock	All executive officers and directors as a group (seven persons)	13,166,238 (14)	6.88%

(*)	Less than 1%.
(1)	The address of our officers and directors is our Company’s address, which is 608 – 1199 W. Pender St., Vancouver, BC, Canada, V6E 2R1.
(2)

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)	Based on 183,593,073 shares of our common stock issued and outstanding as of May 15, 2013.
(4)

This figure includes: (i) 30,139,611 shares of common stock held by Frost Gamma Investments Trust, which are deemed to be indirectly owned and controlled by Phillip Frost; (ii) 500,000 stock options held of record by Phillip Frost which are vested and are exercisable into 500,000 shares of common stock at CAD$0.59 per share expiring on June 21, 2016; (iii) 5,555,555 warrants held of record by Frost Gama Investments Trust, which are deemed to be indirectly owned and controlled by Phillip Frost, and which are exercisable into 5,555,555 shares of common stock at CAD$0.20 per share expiring on January 11, 2014; (iv) 1,250,000 warrants held of record by Frost Gama Investments Trust, which are deemed to be indirectly owned and controlled by Phillip Frost, and which are exercisable into 1,250,000 shares of common stock at CAD$0.20 per share expiring on February 19, 2014; and (v) 15% convertible debenture of $250,000 held of record by Frost Gama Investments Trust, which are deemed to be indirectly owned and controlled by Phillip Frost, and which are convertible into 1,315,790 shares of common stock at $0.19 per share before February 19, 2014 without giving effect to accrued interest.

(5)

This figure includes: (i) 6,900,546 shares of common stock held by Barry Honig; (ii) 2,574,772 shares of common stock held by GRQ Consultants, Inc. 401K, which are deemed to be indirectly owned and controlled by Barry Honig; (iii) 6,111,110 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig, which are deemed to be indirectly owned and controlled by Barry Honig; (iv) 600,000 stock options held of record by Barry Honig which are vested and are exercisable into 600,000 shares of common stock at CAD$0.32 per share expiring on January 10, 2016; (v) 900,000 stock options held of record by Barry Honig which are vested and are exercisable into 900,000 shares of common stock at CAD$0.20 per share expiring on February 10, 2016; (vi) 500,000 warrants held of record by Barry Honig which are vested and exercisable into 500,000 shares of common stock at $0.19 per share expiring on February 19, 2014; and (vii) 15% convertible debenture of $100,000 held of record by Barry Honig convertible into 526,316 shares of common stock at $0.19 per shares before February 19, 2014 without giving effect to accrued interest.

(6)

This figure includes (i) 10,214,097 shares of common stock held by Michael Brauser; (ii) 192,500 shares of common stock jointly held with wife; (iii) 4,205,599 shares of common stock held by Birchtree Capital, LLC, which are deemed to be indirectly owned and controlled by Michael Brauser; (iv) 138,000 shares of common stock held by Grander Holdings, Inc. 401K Profit Sharing Plan, which are deemed to be indirectly owned and controlled by Michael Brauser; (v) 1,100,000 stock options held of record by Michael Brauser which are vested and are exercisable into 1,100,000 shares of common stock at CAD$0.20 per share expiring on February 10, 2016; (vi) 1,388,889 warrants held of record by Michael Brauser which are exercisable into 1,388,889 shares of common stock at CAD$0.20 per shares expiring on January 11, 2014; and (vii) 2,102,799 warrants held of record by Birchtree Capital, LLC, which are deemed to be indirectly owned and controlled by Michael Brauser, and which are exercisable into 2,102,799 shares of common stock at CAD$0.20 per share expiring on January 11, 2014.

(7)

This figure includes: (i) 4,933,188 shares of common stock held by Joshua Bleak; (ii) 600,000 stock options held of record by Joshua Bleak which are vested and are exercisable into 600,000 shares of common stock at CAD$0.32 per share expiring on January 10, 2016; (iii) 1,060,000 stock options held of record by Joshua Bleak which are vested and are exercisable into 1,060,000 shares of common stock at CAD$0.20 per share expiring on February 10, 2016; (iv) 335,750 stock options held of record by Joshua Bleak which are vested and are exercisable into 335,750 shares of common stock at CAD$0.20 per share expiring on March 3, 2016; (v) 840,500 stock options held of record by Joshua Bleak which are vested and are exercisable into 840,500 shares of common stock at CAD$0.42 per share expiring on September 12, 2016; and (vi) 694,450 warrants held of record by Joshua Bleak which are exercisable into 694,450 shares of common stock at CAD$0.20 per share expiring on January 11, 2014.

(8)

This figure includes: (i) 270,000 shares of common stock held by Laara Shaffer; (ii) 360,000 shares of common stock held by Timeline Filing Services Ltd., which are deemed to be indirectly owned and controlled by Laara Shaffer; (iii) 263,500 stock options held of record by Laara Shaffer which are vested and are exercisable into 263,500 shares of common stock at CAD$0.20 per share expiring on February 10, 2016; (iv) 65,000 stock options held of record by Laara Shaffer which are vested and are exercisable into 65,000 shares of common stock at CAD$0.59 per share expiring on June 21, 2016; (v) 200,000 stock options held of record by Timeline Filing Services Ltd., which are deemed to be indirectly owned and controlled by Laara Shaffer, and which are vested and are exercisable into 200,000 shares of common stock at CAD$0.38 per share expiring on January 20, 2017; and (vi) 209,000 stock options held of record by Timeline Filing Services Ltd., which are deemed to be indirectly owned and controlled by Laara Shaffer, and which are vested and are exercisable into 209,000 shares of common stock at CAD$0.21 per share expiring on February 19, 2018.

(9)

This figure includes: (i) 150,000 stock options held of record by Ali Rahimtula which are vested and are exercisable into 150,000 shares of common stock at CAD$0.59 per share expiring on June 21, 2016; and (ii) 250,000 stock options held of record by Ali Rahimtula which are vested and are exercisable into 250,000 shares of common stock at CAD$0.38 per share expiring on January 20, 2017.

(10)

This figure includes: (i) 200,000 stock options held of record by Dennis Ickes which are vested and are exercisable into 200,000 shares of common stock at CAD$0.20 per share expiring on March 3, 2016; and (ii) 200,000 stock options held of record by Dennis Ickes which are vested and are exercisable into 200,000 shares of common stock at CAD$0.38 per share expiring on January 20, 2017.

(11)

This figure includes: (i) 205,500 shares of common stock held by David Salisbury; and (ii) 750,000 stock options held of record by David Salisbury which are vested and are exercisable into 750,000 shares of common stock at CAD$0.38 per share expiring on January 20, 2017.

(12)

This figure includes: (i) 138,900 shares of common stock held by John Eckersley; (ii) 271,000 stock options held of record by John Eckersley which are vested and are exercisable into 271,000 shares of common stock at CAD$0.59 per share expiring on June 21, 2016; and (iii) 700,000 stock options held of record by John Eckersley which are vested and are exercisable into 700,000 shares of common stock at CAD$0.38 per share expiring on January 20, 2017; and (iv) 69,450 warrants held of record by John Eckersley which are exercisable into 69,450 shares of common stock at CAD$0.20 per share expiring on January 11, 2014.

(13)	This figure includes 400,000 stock options held of record by Jerry Aiken which are vested and are exercisable into 400,000 shares of common stock at CAD$0.38 per share expiring on January 20, 2017.

(14)	This figure includes: (i) 5,867,588 shares of common stock; (ii) stock options to purchase 6,494,750 shares of our common stock; and (iii) warrants to purchase 1,163,900 shares of our common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended February 28, 2013 and February 29, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;
  any person proposed as a nominee for election as a director;
  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
  any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

During the year ended February 28, 2013, we paid $120,000 to David Salisbury, our director, for consulting fees. Mr. Salisbury receives $10,000 per month for consulting services pursuant to a Consulting Agreement, dated January 16, 2012. We owed Mr. Salisbury $30,000 as at February 28, 2013.

During the year ended February 28, 2013, we paid $180,000 to Joshua Bleak, our director and officer, for management fees. In addition, during the year ended February 28, 2013, we paid $49,500 to North American Environmental Corp. (“NAEC”), a company controlled by Joshua Bleak, for exploration services (site preparation, drilling, site reclamation and materials transportation) and owed this company $382.00 as at February 28, 2013. During the year ended February 29, 2012, we paid a total of $615,000 to NAEC and owed this company CAD$22,196.54 as at February 29, 2012. There is no written contract between us and NAEC, and NAEC issues invoices when work is performed based on the activity and/or the equipment used to perform the work.

During the year ended February 28, 2013, we paid $60,000 to Dennis Ickes, our director, for professional services. Mr. Ickes currently receives $5,000 per month pursuant to a Professional Services Agreement, dated December 14, 2011. We owed Mr. Ickes $15,754 as at February 28, 2013.

During the year ended February 28, 2013, we paid $150,000 to John Eckersley, our director and officer, for consulting fees.

During the year ended February 28, 2013, we paid $300,000 to MJI Resource Management Corp., a company of which Mr. Eckersley is a director, for management fees as well as $260,200 for mineral exploration expenses. As of February 28, 2013, we owed MJI Resource Management Corp. $71,735.

During the year ended February 28, 2013, we paid $18,460 to Laara Shaffer, our director and officer, for administration fees.

During the year ended February 28, 2013, we paid $63,598 to Transnational Enterprises Ltd., a company controlled by Ali Rahimtula, for consulting fees, and we owed Transnational Enterprises Ltd. $16,335 as at February 28, 2013. Mr. Rahimtula receives CAD$5,000 per month through a Consulting Agreement between Transnational Enterprises Ltd. and us, dated January 1, 2012.

During the year ended February 28, 2013, we paid $110,000 to Upstream Consulting Inc., a company controlled by Matthew Salmon, our former director, for consulting fees pursuant to a Consulting Agreement. We owed Upstream Consulting Inc. $30,000 as at February 28, 2013.

During the year ended February 28, 2013, we paid $120,467 to Joan Purdy for consulting fees.

During the year ended February 28, 2013, we accrued $60,000 to Jerry Aiken, our director, for consulting fees and we owed Mr. Aiken $65,000 as at February 28, 2013.

Our Board of Directors reviews any proposed transactions involving Related Parties and considerers whether such transactions are fair and reasonable and in our best interests.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2013 and February 29, 2012. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended	Year Ended
	February 28, 2013	February 29, 2012
Audit Fees	$35,000	$44,000
Audit-Related Fees	$26,500	Nil
Tax Fees	$6,000	$4,500
All Other Fees	Nil	$2,500
Total	$61,500	$51,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee’s policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.	EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Document
3.1.1	Certificate of Registration (2)
3.1.2	Certificate of Modification, dated January 21, 1994 (2)
3.1.3	Certificate of Modification, dated November 11, 1996 (2)
3.1.4	Certificate of Modification, dated June 16, 2004 (2)
3.1.5	Certificate of Modification, dated October 17, 2007 (2)
3.1.6	Certificate of Modification, dated November 10, 2009 (2)
3.1.7	Certificate of Continuation, dated April 26, 2011 (3)
3.1.8	Notice of Articles, dated May 31, 2012 (3)
3.2	Articles (1)
4.1	Share Option Plan (1)
4.2	Share Rights Plan (1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008 (2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009 (1)
10.3	Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009 (3)
10.4	Amendment Agreement to Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010 (1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010 (1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010 (3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010 (3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011 (3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011 (3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012 (3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012 (2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012 (2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012 (4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012 (5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012 (5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012 (6)
10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013 *
21.1	Subsidiaries of the Issuer *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011 (3)

99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011 (2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012 (3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012 (2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012 (2)
99.6	Form of Convertible Debenture (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:
(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Periodic Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

Dated: May 31, 2013	By: /s/ Joshua Bleak
Joshua Bleak, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 31, 2013	By: /s/ Laara Shaffer
Laara Shaffer, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 31, 2013	By: /s/ Joshua Bleak
Joshua Bleak, President, Chief Executive Officer and Director

Dated: May 31, 2013	By: /s/ Laara Shaffer
Laara Shaffer, Chief Financial Officer, Corporate Secretary and Director

Dated: May 31, 2013	By: /s/ John Eckersley
John Eckersley, Executive Vice President and Director

Dated: May 31, 2013	By: /s/ David Salisbury
David Salisbury, Chairman of the Board and Director

Dated: May 31, 2013	By: /s/ Dennis Ickes
Dennis Ickes, Director

Dated: May 31, 2013	By: /s/ Jerry Aiken
Jerry Aiken, Director

Dated: May 31, 2013	By: /s/ Ali Rahimtula
Ali Rahimtula, Director