Form 10-Q
period 2013-05-31
PASSPORT POTASH INC
filed 2013-07-15
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 183,619,388 shares of common stock as of July 15, 2013.

PASSPORT POTASH INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
May 31, 2013

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2013, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 31, 2013.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended May 31, 2013 and 2012 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2013. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2013.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Financial Statements
Three months ended May 31, 2013

Expressed in United States Dollars
(Unaudited)

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets - unaudited
(Expressed in United States dollars)

	Notes	May 31,	February 28,
		2013	2013
ASSETS
Current assets
Cash and cash equivalents		$517,154	$1,643,771
Receivables		79,096	56,526
Injunction bond	3	-	350,000
Prepaid expenses		229,543	272,750
Deferred issuance costs		27,580	37,380
Total current assets		853,373	2,360,427

Equipment	2	783	824
Unproven mineral properties	3	1,600,000	1,600,000
Long term deposit	3	975,000	975,000
Reclamation deposits	3	15,000	15,000
Total non-current assets		2,590,783	2,590,824
TOTAL ASSETS		$3,444,156	$4,951,251

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	5	$706,401	$1,053,170
Convertible debentures	4	2,990,373	1,624,128
Convertible debentures – subscriptions received	4	-	350,000
Derivative liability	7	922,328	1,619,786
TOTAL LIABILITIES		4,619,102	4,647,084

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock – Unlimited authorized without par value, 183,593,073 and 183,551,407 issued and outstanding at May 31, 2013 and February 28, 2013, respectively	6	33,670,350	33,659,380
Additional paid-in capital		15,446,885	15,088,169
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(36,777,363)	(34,928,564)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(1,174,946)	304,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$3,444,156	$4,951,251

Commitments and contingencies (Notes 1 and 3)
Subsequent events (Note 8)

On behalf of the Board of Directors:

“Joshua Bleak”	”Laara Shaffer”
Director	Director

See accompanying notes to the consolidated financial statements	6

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of operations - unaudited
(Expressed in United States dollars)

		Three month periods ended		For the period May
				22, 2007 (Inception
				of Exploration
		May 31,	May 31,	Stage) to May 31,
	Notes	2013	2012	2013
Operating Expenses
Administration	5	$20,624	$4,501	$923,483
Advertising		51,493	210,957	1,792,978
Business development		135,808	193,229	1,152,345
Consulting fees	5	130,693	178,268	8,352,407
Depreciation		41	55	2,258
Foreign exchange loss		8,166	305,881	141,669
Investor relations		60,888	121,272	1,318,685
Management fees	5	164,214	171,001	3,445,514
Mineral property impairment		-	-	652,784
Mineral property option payments and
exploration costs	3,5	645,285	1,236,025	21,314,896
Office and miscellaneous		20,007	17,251	298,110
Professional fees		36,781	73,725	1,311,502
Property investigation costs		-	-	24,483
Transfer agent and filing fees		27,643	2,443	372,596
		(1,301,643)	(2,514,608)	(41,103,710)
Other items
Accretion expense	4	(1,027,387)	-	(1,120,953)
Change in fair value of derivative liability	7	694,645	3,246,553	5,475,484
Interest expense on convertible
debentures		(214,414)	-	(234,037)
Interest income		-	14,194	90,216
Loss on debt settlement		-	-	(37,488)
Other income		-	-	153,125
		(547,156)	3,260,747	4,326,347
Net profit (loss)		$(1,848,799)	$746,139	$(36,777,363)

Earnings (loss) per share – basic		$(0.01)	$0.00

Earnings (loss) per share – dilutive		$(0.01)	$0.00
Weighted average number of shares outstanding during the year – basic		183,584,921	169,323,707
Weighted average number of shares outstanding during the year – dilutive		183,584,921	207,646,399

See accompanying notes to the consolidated financial statements	7

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity (deficit) - unaudited
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 28, 2013	183,551,407	$33,659,380	$15,088,169	$(13,514,818)	$(34,928,564)	$304,167
Net loss	-	-	-	-	(1,848,799)	(1,848,799)
Shares issued for cash – warrants exercised	41,666	8,157	-	-	-	8,157
Transfer from derivative liability – warrants exercised	-	2,813	-	-	-	2,813
Amount allocated to share purchase warrants on issuance of Debentures	-	-	137,515	-	-	137,515
Amount allocated to beneficial conversion feature on issuance of Debentures	-	-	223,041	-	-	223,041
Issuance costs allocated to share purchase warrants and beneficial conversion feature on issuance of Debentures	-	-	(1,840)	-	-	(1,840)
Balance at May 31, 2013	183,593,073	$33,670,350	$15,446,885	$(13,514,818)	$(36,777,363)	$(1,174,946)

See accompanying notes to the consolidated financial statements	8

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

			Cumulative from
	Three months periods ended		May 22, 2007
			(Inception of
	May 31,	May 31,	Exploration Stage)
	2013	2012	to May 31, 2013

Operating activities
Net profit (loss) for the year	$(1,848,799)	$746,139	$(36,777,363)
Adjustments for:
Accretion	1,027,387	-	1,120,953
Amortization of deferred issuance costs	10,455	-	10,455
Depreciation	41	55	2,258
Interest expense on convertible debentures	214,414	-	234,037
Fair value adjustment on warrants	(694,645)	(3,246,553)	(5,475,484)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	-	-	37,488
Mineral property option payments - shares	-	-	1,948,597
Other income	-	-	(138,474)
Stock-based compensation	-	82,644	11,221,258
Changes in non-cash working capital items:
Receivables	(22,570)	26,114	(79,096)
Injunction bond	350,000	-	-
Prepaid expenses	43,207	47,264	(227,441)
Trade payables and accrued liabilities	(346,769)	(101,132)	677,500
Net cash flows used in operating activities	(1,267,279)	(2,445,469)	(27,701,572)

Investing activities
Reclamation deposits	-	-	(15,000)
Long term deposits	-	(250,000)	(975,000)
Mineral property acquisition costs	-	(300,000)	(1,600,000)
Net cash flows used in investing activities	-	(550,000)	(2,590,000)

Financing activities
Debentures - net of issue costs	132,505	-	5,662,559
Proceeds on issuance of common shares - net of issue costs	8,157	-	25,146,167
Net cash flows from financing activities	140,662	-	30,808,726
(Decrease) increase in cash and cash equivalents	(1,126,617)	(2,995,469)	517,154
Cash and cash equivalents, beginning	1,643,771	8,599,010	-

Cash and cash equivalents, ending	$517,154	$5,603,541	$517,154

Cash and cash equivalents consist of:
Cash at bank	$517,154	$772,041
Guaranteed investment certificates	-	4,831,500
	$517,154	$5,603,541

See accompanying notes to the consolidated financial statements	9

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company has been engaged in the acquisition and exploration of mineral properties since 2007. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial for the year ended February 28, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2013 included in the Company’s Form 10-K.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $50,292,181 since inception. The Company has funded its operations through the issuance of capital stock and debt. In addition to planned exploration programs and ongoing operating costs, the Company has contractual commitments to make acquisition payments of $21,000,000 before December 31, 2013. The Company will also need to repay outstanding convertible debentures if these are not converted. At May 31, 2013, the Company had cash of $517,154 and a working capital deficit of $3,765,729. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – EQUIPMENT

Equipment
Cost:
At May 31, 2013 and February 28, 2013	$34,527
Depreciation:
At February 28, 2013	33,703
Charge for the period	41
At May 31, 2013	$33,744
Net book value:
At February 28, 2013	$824
At May 31, 2013	$783

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	May 31, 2013	Additions	February 28, 2013	Additions	February 29, 2012
Property acquisition costs
Cash paid for property	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
Option payments and exploration costs
Assay	$309,680	$26,603	$283,077	$209,758	$73,319
Drilling and related costs	8,757,584	234,390	8,523,194	3,308,785	5,214,409
Geological consulting	2,738,013	246,982	2,491,031	1,177,932	1,313,099
License and filing	461,180	17,504	443,676	344,273	99,403
Option payments	6,362,855	-	6,362,855	3,699,792	2,663,063
Project administration	2,798,252	119,806	2,678,446	783,470	1,894,976
Recovery	(112,668)	-	(112,668)	(112,668)	-
	$21,314,896	$645,285	$20,669,611	$9,411,342	$11,258,269

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

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

At May 31, 2013, the Company had a reclamation bond of $15,000 (February 28, 2013: $15,000) for work done on the Holbrook Basin Property.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Fitzgerald Ranch, Arizona
On May 7, 2012, as amended, the Company entered into an agreement to acquire the Fitzgerald Ranch for $17,000,000 as follows:

a)	A down payment of $500,000 (paid) ($25,000 was expensed in the year ended February 29, 2012, and the remainder is included in long-term deposits);
b)	A payment of $500,000 (paid) upon execution of an amendment to the agreement in November 2012 (included in long-term deposits);
c)	A payment of $500,000 to be paid on the earlier of either October 31, 2013, or within 30 days of closing the Company’s next financing;
d)	A payment of $500,000 to be paid on or before December 31, 2013;
e)	A payment of $1,000,000 to be paid on or before December 31, 2014; and
f)	The balance of $14,000,000 to be paid on the closing of the sale which is on or before June 30, 2015.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

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

During the year ended February 28, 2013, the Company became the subject to a civil action in the Third Judicial District court, Salt Lake County, State of Utah in connection with the Ringbolt Property option agreement. The optionors were seeking payment of $350,000, 1,400,000 of the Company’s shares and $20,716 in expenses related to the property, alternatively damages of $644,000. The Company did not make the required payment and did not issue the shares to the optionors as it contended that the optionors were in default of the option agreement. The Company counter claimed for specific performance under the option agreement and paid the $350,000 and issued the 1,400,000 shares into the Utah court.

The court ruled that tender to the court was not sufficient; therefore, the cash and shares were released to the optionors on July 10, 2012. The fair value of the 1,400,000 shares was $271,936. The Company deposited a bond in the amount of $350,000 with the Court as security for the preliminary injunction, which was disclosed on the balance sheet as Injunction Bond. Subsequent to February 28, 2013, the amount deposited was refunded to the Company. On September 10, 2012, the court granted the motion for a preliminary injunction, which enjoined the optionors from terminating the Ringbolt option agreement based upon the grounds alleged by the optionors.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

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

On December 8, 2012, the Company entered into a second amendment to the option agreement to acquire 100% of the Ringbolt Property. The amendment stipulates that in the event that the cash payment of $2,450,000 following TSX-V approval of the Amendment Agreement is delayed, the parties agree to extend the payment deadline for a period of 30 days from the date of final approval from the TSX-V with the payment of $100,000 to one of the optionors with this extension payment to be deducted from the $2,450,000 payment due following TSX-V approval. A payment of $100,000 was made to the optionor on December 20, 2012 and the balance of $2,350,000 on February, 28 2013.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 4 – CONVERTIBLE PROMISORY NOTES PAYABLE

Issued during the three month period ended May 31, 2013

Tranche II

On March 14, 2013, the Company borrowed $285,000 from four lenders by way of convertible debentures (a “Debenture”) having a term until March 14, 2014 (the “Maturity Date”) and bearing interest at 15% per annum which shall accrue and be payable on the earlier of the Maturity Date, or the date the entire principal amount of each Debenture is converted. The principal amount of the Debentures is convertible into shares of common stock of the Company at the option of the holder, in whole or in part, at a price of US$0.19 per share until the Maturity Date. The Debentures are secured by a first ranking floating charge security on all of the Company’s assets.

In addition each holder of a Debenture received five common share purchase warrants for each US$1.00 of principal amount of the Debenture, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.19 per share for a period of one year from the date of issuance resulting in the Company issuing 1,425,000 warrants with an exercise price of US$0.19 for one year. The Company determined the fair value of the warrants to be $130,826 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 75%; Risk-free interest rate –0.97%; Expected life – 1 year.

The proceeds were allocated to the Debenture and the warrants based on their relative fair values and accordingly, $195,334 was allocated to the Debenture and $89,666 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $164,666. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with this private placement of debentures, the Company also incurred filing fee costs of $1,425. Of the total issuance costs incurred, $353 was recorded as deferred debt issuance costs and $1,272 was charged to additional paid-in capital.

Tranche III

On April 4, 2013, the Company borrowed $200,000 from two lenders by way of convertible debentures (a “Debenture”) having a term until April 4, 2014 (the “Maturity Date”) and bearing interest at 15% per annum which shall accrue and be payable on the earlier of the Maturity Date, or the date the entire principal amount of each Debenture is converted. The principal amount of the Debentures is convertible into shares of common stock of the Company at the option of the holder, in whole or in part, at a price of US$0.19 per share until the Maturity Date. The Debentures are secured by a first ranking floating charge security on all of the Company’s assets.

In addition each holder of a Debenture received five common share purchase warrants for each US$1.00 of principal amount of the Debenture, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.19 per share for a period of one year from the date of issuance resulting in the Company issuing 1,000,000 warrants with an exercise price of US$0.19 for one year. The Company determined the fair value of the warrants to be $62,896 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 75%; Risk-free interest rate –0.97%; Expected life – 1 year.

The proceeds were allocated to the Debenture and the warrants based on their relative fair values and accordingly, $152,151 was allocated to the Debenture and $47,849 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 4 – CONVERTIBLE PROMISORY NOTES PAYABLE

Issued during the three month period ended May 31, 2013 (Cont’d)

Tranche III (Cont’d)

The Company recognized the value of the embedded beneficial conversion feature of $58,375. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with this private placement of debentures, the Company also incurred filing fee costs of $1,070. Of the total issuance costs incurred, $502 was recorded as deferred debt issuance costs and $568 was charged to additional paid-in capital.

Issued during the year ended February 28, 2013

Tranche I

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

In addition each holder of a Debenture received five common share purchase warrants for each US$1.00 of principal amount of the Debenture, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.19 per share for a period of one year from the date of issuance resulting in the Company issuing 26,527,700 warrants with an exercise price of US$0.19 for one year. The Company determined the fair value of the warrants to be $2,049,578 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 76%; Risk-free interest rate –1.07%; Expected life – 1 year.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 4 – CONVERTIBLE PROMISORY NOTES PAYABLE (Cont’d)

	Three months	Year ended
Convertible Debenture	ended	February 28,
	May 31, 2013	2013
Balance, beginning	$1,624,128	$-
Subscriptions received	485,000	5,305,540
Subscriptions allocated to detachable share purchase warrants	(137,515)	(1,478,442)
Intrinsic beneficial conversion feature	(223,041)	(2,316,159)
Accretion	1,027,387	93,566
Interest	214,414	19,623
Balance, ending	$2,990,373	$1,624,128

The difference between the amount recorded to the Debentures on initial recognition and the value at Maturity will be accreted using the effective interest rate method. During the period ended May 31, 2013, $1,027,387 (year ended February 28, 2013 - $93,566), was expensed as a non-cash interest charge.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	May 31,	February 28,
	2013	2013
Directors of the Company (i)	$389,674	$173,025

	$389,674	$173,025

Related party transactions

The Company incurred the following transactions with directors, officers and companies that are controlled by directors and officers of the Company.

	Three month period ended
	May 31,	May 31,
	2013	2012
Administration	$4,832	$4,501
Consulting fees	111,537	144,931
Management fees	164,214	171,001
Mineral exploration costs	185,800	109,200
	$466,383	$429,633

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 6 – COMMON STOCK

Share Issuances:

On March 18, 2013 41,666 warrants were exercised at CDN$0.20 per share for proceeds of US$8,157.

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

The changes in options during the three month period ended May 31, 2013 are as follows:

	Three month period ended
	May 31, 2013
		Weighted
		average
		exercise
	Number of	price
	options	(CDN$)
Options outstanding, February 28, 2013	18,279,892	$0.31
Options granted	-	-
Options exercised	-	-
Options cancelled	(500,000)	$0.20
Options outstanding, May 31, 2013	17,779,892	$0.31

Options exercisable, May 31, 2013	17,779,892	$0.31

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 6 – COMMON STOCK (Cont’d)

Stock options (Cont’d)

At May 31, 2013 the following stock options were outstanding:

Number of	Exercise price
Options	CDN$	Expiry date
50,000	0.10	October 25, 2015
248,750	0.10	November 16, 2015
1,531,500	0.32	January 10, 2016
5,577,000	0.20	February 11, 2016
1,321,500	0.20	March 03, 2016
1,826,000	0.59	June 21, 2016
1,590,500	0.42	September 12, 2016
4,166,642	0.38	January 20, 2017
1,468,000	0.21	February 19, 2018
17,779,892

The weighted average remaining contractual life of the outstanding stock options is 3.17 years.

Share purchase warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

Number of warrants
Balance, February 29, 2012	50,800,333
Issued with private placements	27,751,608
Exercised	(9,602,701)
Expired	(20,364,428)
Balance, February 28, 2013	48,584,812
Issued with debentures	2,425,000
Exercised	(41,666)
Balance, May 31, 2013	50,968,146

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the three months ended May 31, 2013

NOTE 6 – COMMON STOCK (Cont’d)

Share purchase warrants (Cont’d)

At May 31, 2013 the following share purchase warrants were outstanding:

Number of	Exercise price		Expiry date
warrants	CDN$	USD$
20,791,538	0.20		January 11, 2014
1,122,026	0.25		February 19, 2018
26,629,582		0.19	February 19, 2014
1,425,000		0.19	March 14, 2014
1,000,000		0.19	April 04, 2014
50,968,146

NOTE 7 – DERIVATIVE LIABILITY

	Three months	Year ended
	ended	February 28,
	May 31, 2013	2013
Balance, beginning	$1,619,786	$6,374,170
Fair value of warrants issued	-	216,796
Fair value of warrants exercised	(2,813)	(751,691)
Fair value change of warrants	(694,645)	(4,219,489)
Balance, ending	$922,328	$1,619,786

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		May 31, 2013		February 28, 2013
	Exercise Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
January 11, 2012	$0.20	20,791,538	$744,518	20,833,204	$1,406,500
February 19, 2013	$0.25	1,112,499	177,810	1,112,499	213,286
		21,904,037	$922,328	21,945,703	$1,619,786

NOTE 8 – SUBSEQUENT EVENTS

(a)	On July 2, 2013, the Company issued 26,315 common shares upon the exercise of $5,000 of convertible debentures outstanding at US $0.19 per share.

(b)

On July 2, 2013, the Company granted 2,555,000 stock options to directors, officers, consultants and employees of the Company. The options are exercisable at CDN$0.18 per share and will expire on July 2, 2018.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2013 and 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended May 31, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2013 audited financial statements, which were attached to our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 31, 2013. The results of operations for the periods ended May 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Our principal focus is our Holbrook Basin potash project (the “Holbrook Basin Project”) comprised of exploration permits and claims, some of which we hold directly and others which are subject to option, a lease over with an option to purchase the Twin Buttes Ranch property, and a purchase agreement for the Fitzgerald Ranch property. Our interest in our Holbrook Basin Project is comprised of 87 Arizona State Land Department exploration permits, full or partial interests in 132 private land sections and 4 prospecting permits on federal land managed by the Bureau of Land Management, which are all located within the Holbrook Basin.

Subsidiaries

We have one wholly owned subsidiary, PPI Holding Corporation, an Arizona corporation.

Mineral Properties/Agreements

Southwest Exploration Property

On September 30, 2008 we entered into a mineral property option agreement (the “Southwest Option Agreement”) with Southwest Exploration Inc. (“Southwest”) to acquire an undivided 100% interest in 13 Arizona State Land Department exploration permits (“ASLD Exploration Permits”) comprising 8,413.3 acres (3,404.76 ha) of mineral exploration property located in Navajo County, in the Holbrook Basin, Arizona. Under the terms of the Southwest Option Agreement, any after acquired permits within the area of common interest may be made part of the property. Pursuant to this clause, 32 additional ASLD Exploration Permits were made part of the property for a total of 45 ASLD Exploration Permits.

Under the terms of the Southwest Option Agreement, as amended, we could acquire a 100% interest in the Southwest mining claims, subject to a 1% NSR retained by Southwest, in exchange for the following considerations:

(a)	$100,000 on execution of the agreement (paid);
(b)	1,000,000 options (issued) upon receipt of TSX-V approval of the agreement;
(c)	$125,000 from 90 days following issuance of a drilling permit from the Arizona State Land Department. This permit was received on June 11, 2009 and $125,000 was paid July 23, 2009;
(d)	250,000 shares on April 1, 2009 (issued);
(e)	2,681,000 shares on October 1, 2009 (issued);
(f)	5,000,000 shares on November 1, 2010 (issued);
(g)	$350,000 from six months following TSX-V approval of the issuance of 5,000,000 shares (paid);
(h)	Funding of $200,000 in exploration expenditures pursuant to the completion of a NI 43-101 technical report (completed);
(i)	250,000 shares upon completion of a NI 43-101 technical report after drilling (issued); and
(j)	Southwest shall retain a 1% NSR (purchased by the Company).

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

The Amended and Restated Agreement is subject to TSX Venture Exchange approval.

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

Additional Exploration Permits

On May 30, 2013, we announced that we had received nine new exploration permits from the ASLD, adding 4,703.66 acres of Arizona State trust land to our land package. These additional permits are on Arizona State trust land sections that had been closed to development related to the proposed expansion of the Petrified Forest National Park. Seven of the sections lie within our private landholdings, while the other two border the Hopi Property development area and abut the south border of the Petrified Forest National Park.

Employees

As at May 31, 2013, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to May 31, 2013 as well as for the three month periods ended May 31, 2013 and 2012:

	Three month periods ended		For the period May
			22, 2007 (Inception
			of Exploration
	May 31,	May 31,	Stage) to May 31,
		2012	2013
Operating Expenses
Administration	$20,624	$4,501	$923,483
Advertising	51,493	210,957	1,792,978
Business development	135,808	193,229	1,152,345
Consulting fees	130,693	178,268	8,352,407
Depreciation	41	55	2,258
Foreign exchange loss	8,166	305,881	141,669
Investor relations	60,888	121,272	1,318,685
Management fees	164,214	171,001	3,445,514
Mineral property impairment	-	-	652,784
Mineral property option payments and exploration costs	645,285	1,236,025	21,314,896
Office and miscellaneous	20,007	17,251	298,110
Professional fees	36,781	73,725	1,311,502
Property investigation costs	-	-	24,483
Transfer agent and filing fees	27,643	2,443	372,596
	(1,301,643)	(2,514,608)	(41,103,710)
Other items
Accretion expense	(1,027,387)	-	(1,120,953)

Change in fair value of derivative liability	694,645	3,246,553	5,475,484
Interest expense on convertible
debentures	(214,414)	-	(234,037)
Interest income	-	14,194	90,216
Loss on debt settlement	-	-	(37,488)
Other income	-	-	153,125
	(547,156)	3,260,747	4,326,347

Net profit (loss)	$(1,848,799)	$746,139	$(36,777,363)

Earnings (loss) per share – basic	$(0.01)	$0.00

Earnings (loss) per share – dilutive	$(0.01)	$0.00
Weighted average number of shares outstanding during the year – basic	183,584,921	169,323,707
Weighted average number of shares outstanding during the year – dilutive	183,584,921	207,646,399

Results of Operations for the three month periods ended May 31, 2013 and 2012

Revenues

During the three month periods ended May 31, 2013 and 2012, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three month period ended May 31, 2013 were $1,301,643 as compared to $2,514,608 during the three month period ended May 31, 2012. Significant changes and expenditures are outlined as follows:

  Administration expenses were $20,624 and $4,501 for the three month periods ended May 31, 2013 and 2012, respectively. The increase was due to the increase in administration activity which resulted in an increase in administration expenses during the three month period ended May 31, 2013.

  Advertising expenses were $51,493 and $210,957 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the three month period ended May 31, 2013.

  Business Development expenses were $135,808 and $193,229 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease was due to less travel expenses and attending fewer conventions during the three month period ended May 31, 2013.

  Consulting fees were $130,693 and $178,268 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease was due to the Company entering into fewer consulting agreements and not paying any stock based compensation to consultants during the three month period ended May 31, 2013.

  Depreciation expense was $41 and $55 for the three month periods ended May 31, 2013 and 2012, respectively.

  Foreign exchange loss was $8,166 and $305,881 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease in the foreign exchange loss for the three month period ended May 31, 2013 compared to a loss for the three month period ended May 31, 2012 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $60,888 and $121,272 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease was due to a decrease in investor relations activity during the three month period ended May 31, 2013.

  Management fees were $164,214 and $171,001 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease in management fees was due to the Company not issuing any stock based compensation during the three month period ended May 31, 2013.

  Mineral property option payments and exploration costs were $645,285 and $1,236,025 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease was due to the Company incurring less option payments and exploration costs during the three month period ended May 31, 2013.

  Office and miscellaneous expenses were $20,007 and $17,251 for the three month periods ended May 31, 2013 and 2012, respectively. The increase was due to the increase in additional website expenses during the three month period ended May 31, 2013.

  Professional fees were $36,781 and $73,725 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease was due to a decrease in operating activities and regulatory filings with respect to the Company during the three month period ended May 31, 2013.

  Transfer agent and filing fees were $27,643 and $2,443 for the three month periods ended May 31, 2013 and 2012, respectively. The increase was due to an increase in the services being provided by the transfer agent during the three month period ended May 31, 2013.

Other Items

During the three month period ended May 31, 2013, our other items accounted for $547,156 in expenses as compared to $3,260,747 in income for the three month period ended May 31, 2012. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was ($1,027,387) and $Nil for the three month periods ended May 31, 2013 and 2012, respectively. The accretion was due to the outstanding convertible debentures during the three month period ended May 31, 2013.

  Change in derivative liability was $694,645 and $3,246,553 for the three month periods ended May 31, 2013 and 2012, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the three month period ended May 31, 2013 as compared to the three month period ended May 31, 2012.

  Interest expense on convertible debentures was ($214,414) and $Nil for the three month periods ended May 31, 2013 and 2012, respectively. The increase was due to interest expense on the convertible debentures during the three month period ended May 31, 2013.

  Interest income was $Nil and $14,194 for the three month periods ended May 31, 2013 and 2012, respectively. The decrease was due to the Company having less funds in short term interest bearing securities during the three month period ended May 31, 2013.

Net Income (Loss)

The net (loss) income was ($1,848,799) and $746,139 for the three month periods ended May 31, 2013 and 2012, respectively. The increase in net loss of ($2,594,938) resulted primarily from the change in derivative liability from $3,246,553 in the three month period ended May 31, 2012 to $694,645 in the three month period ended May 31, 2013. There were also an accretion expense of ($1,027,387) in the three month period ended May 31, 2013, interest expense on convertible debentures of ($214,414) in the three month period ended May 31, 2013, as well as a result of a reduction in advertising expenses, business development expenses, consulting fees, foreign exchange loss, investor relations expenses, mineral property option payments and exploration costs, and professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at May 31, 2013, our current assets were $853,373 and our current liabilities was $4,619,102 including a derivative liability of $922,328, resulting in a working capital deficit of $3,765,729. Our current assets as at May 31, 2013 consisted of cash and cash equivalents of $517,154, receivables of $79,096, prepaid expenses of $229,543 and deferred issuance costs of $27,580. Our current liabilities as at May 31, 2013 consisted of trade payables and accrued liabilities of $706,401, convertible debentures liability of $2,990,373 and derivative liability of $922,328.

During the three month period ended May 31, 2013, we received cash of $132,505 (2012: Nil) for debentures issued – net of issue costs, and $8,157 (2012: Nil) for proceeds on issuance of common shares upon the exercise of warrants. At May 31, 2013, we had an aggregate of 50,968,146 (February 28, 2013: 48,584,812) share purchase warrants exercisable, between $0.20 and $0.25 (CAD$0.20 and CAD$0.25) and for US$0.19 per share, which have the potential upon exercise to convert to approximately US$5,520,371 plus CAD$4,438,814 in cash over the next year. Further as at May 31, 2013, a total of 17,779,892 (February 28, 2013: 18,279,892) stock options exercisable between $0.10 and $0.59 (CAD$0.10 and CAD$0.59) per share which have the potential upon exercise to generate a total of approximately $5,536,609 (CAD$5,536,609) in cash over the next five years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($34,928,564) as at February 28, 2013 to ($36,777,363) as at May 31, 2013.

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

  Unless earlier converted, repay the outstanding convertible debentures in the amount of $5,790,540.

  Completion of Phase 1 of our planned exploration program which requires approximately $7,500,000.

Therefore, based on the above, we anticipate that we will require a total of approximately $34,290,540 for our plan of operations over the next twelve months. At May 31, 2013, we had cash of $517,154 and a working capital deficit of $3,765,729. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cashflows

During the three month period ended May 31, 2013, our net cash decreased by $1,126,617, which included net cash used in operating activities of ($1,267,279), net cash used in investing activities of $Nil and net cash provided by financing activities of $140,662.

During the fiscal year ended February 28, 2013, our net cash decreased by $6,955,239, which included net cash used in operating activities of ($12,788,940), net cash used in investing activities of ($1,050,000) and net cash provided by financing activities of $6,883,701.

Cash Flow used in Operating Activities

Operating activities in the three months ended May 31, 2013 used cash of ($1,267,279) compared to ($2,445,469) in the three months ended May 31, 2012. Significant changes in cash used in operating activities are outlined as follows:

  Mineral property option payments and exploration costs were $645,285 for the three month period ended May 31, 2013 compared to $1,236,025 for the three month period ended May 31, 2012.

  Other operating expenses, excluding non-cash items such as stock-based compensation, depreciation and amortization, totaled $645,862 for the three month period ended May 31, 2013, compared to $1,195,704 for the three month period ended May 31, 2012.

  Change in working capital items resulted in a net increase in cash of $23,868 and a decrease in cash of 27,754 in the three month periods ended May 31, 2013 and 2012, respectively.

  Interest income was $Nil and $14,194 for the three month periods ended May 31, 2013 and 2012, respectively.

Cash Flow used in Investing Activities

During the three month period ended May 31, 2013, investing activities used cash of $Nil as compared to $550,000 during the three month period ended May 31, 2012. Investing activities during the three month period ended May 31, 2012 consisted of (i) long term deposits of $250,000 and (ii) mineral property acquisition costs of $300,000.

Cash Flow provided by Financing Activities

During the three month period ended May 31, 2013, cash provided by financing activities consisted of (i) proceeds from debentures – net of issue costs of $132,505 and (ii) proceeds on issuance of common shares upon the exercise of warrants of $8,157. During the three month period ended May 31, 2012, financing activities provided net cash of $Nil.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

Effective June 3, 2013, our board of directors appointed Michael X. Schlumpberger as our Chief Operating Officer.

On July 2, 2013, we issued 26,315 shares of common stock upon the exercise of $5,000 of convertible debentures outstanding at $0.19 per share.

On July 2, 2013, our board of directors granted 2,555,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at CAD$0.18 per share and will expire on July 2, 2018.

Outstanding share data

At May 31, 2013, we had 183,593,073 issued and outstanding common shares, 17,779,892 outstanding stock options at a weighted average exercise price of $0.31 (CAD$0.31) per share, and 50,968,146 outstanding warrants at a weighted average exercise price of $0.20 (CAD$0.20) per share.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of May 31, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration (2)
3.1.2	Certificate of Modification, dated January 21, 1994 (2)
3.1.3	Certificate of Modification, dated November 11, 1996 (2)
3.1.4	Certificate of Modification, dated June 16, 2004 (2)
3.1.5	Certificate of Modification, dated October 17, 2007 (2)
3.1.6	Certificate of Modification, dated November 10, 2009 (2)
3.1.7	Certificate of Continuation, dated April 26, 2011 (3)
3.1.8	Notice of Articles, dated May 31, 2012 (3)
3.2	Articles (1)
4.1	Share Option Plan (1)
4.2	Share Rights Plan (1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008 (2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009 (1)
10.3	Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009 (3)
10.4	Amendment Agreement to Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010 (1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010 (1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010 (3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010 (3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011 (3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011 (3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012 (3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012 (2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012 (2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012 (4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012 (5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012 (5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012 (6)
10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013 (8)
Subsidiaries of the Issuer:
21.1	Subsidiaries of the Issuer (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-134(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011 (3)

99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011 (2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012 (3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012 (2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012 (2)
99.6	Form of Convertible Debenture (7)
99.7	Consulting Agreement between Schlumpberger Inc. and Passport Potash Inc., dated June 3, 2013 *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:

(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on May 31, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: July 15, 2013

By:	/s/ Laara Shaffer
Laara Shaffer
Chief Financial Officer and a director
(Principal Financial Officer and
Principal Accounting Officer)
Date: July 15, 2013