Form 10-Q
period 2013-08-31
PASSPORT POTASH INC
filed 2013-10-15
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 183,619,388 shares of common stock as of October 7, 2013.

PASSPORT POTASH INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2013

INDEX

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three and six months ended August 31, 2013 and 2012 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2013. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2013.

Passport Potash Inc.

(An Exploration Stage Company)

Consolidated Financial Statements

Six months ended August 31, 2013

Expressed in United States Dollars

(Unaudited)

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets - unaudited
(Expressed in United States dollars)

	Notes	August 31,	February 28,
		2013	2013
ASSETS
Current assets
Cash and cash equivalents		$38,205	$1,643,771
Receivables		20,524	56,526
Injunction bond	3	-	350,000
Prepaid expenses		174,548	272,750
Deferred issuance costs		17,976	37,380
Total current assets		251,253	2,360,427

Equipment	2	742	824
Unproven mineral properties	3	1,600,000	1,600,000
Long term deposit	3	975,000	975,000
Reclamation deposits	3	15,000	15,000
Total non-current assets		2,590,742	2,590,824
TOTAL ASSETS		$2,841,995	$4,951,251

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	5	$1,182,032	$1,053,170
Convertible debentures	4	4,252,919	1,624,128
Convertible debentures – subscriptions received	4	-	350,000
Derivative liability	7	105,460	1,619,786
TOTAL LIABILITIES		5,540,411	4,647,084

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock – Unlimited authorized without par value, 183,619,388 and 183,551,407 issued and outstanding at August 31, 2013 and February 28, 2013, respectively	6	33,675,350	33,659,380
Additional paid-in capital		15,815,790	15,088,169
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(38,674,738)	(34,928,564)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(2,698,416)	304,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$2,841,995	$4,951,251

Commitments and contingencies (Notes 1 and 3)

On behalf of the Board of Directors:

“Joshua Bleak”	”Laara Shaffer”
Director	Director

See accompanying notes to the consolidated financial statements	F-2

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of operations - unaudited
(Expressed in United States dollars)

		Three month periods ended		Six month periods ended		For the period
		August 31,		August 31,		May 22, 2007
						(Inception of
						Exploration
						Stage) to
	Notes	2013	2012	2013	2012	August 31, 2013
Operating Expenses
Administration	5	$64,836	$21,591	$85,460	$26,092	$988,319
Advertising		21,050	134,987	72,543	345,944	1,814,028
Business development		104,677	113,119	240,485	306,348	1,257,022
Consulting fees	5	200,282	135,590	330,975	313,858	8,552,689
Depreciation		41	55	82	110	2,299
Foreign exchange loss (gain)		11,139	(161,934)	19,305	143,947	152,808
Investor relations		79,802	67,399	140,690	188,671	1,398,487
Management fees	5	247,901	166,043	412,115	337,044	3,693,415
Mineral property impairment		-	-	-	-	652,784
Mineral property option payments and exploration costs	3,5	431,073	2,558,018	1,076,358	3,794,043	21,745,969
Office and miscellaneous		15,363	17,720	35,370	34,971	313,473
Professional fees		239,076	262,774	275,857	336,499	1,550,578
Property investigation costs		-	-	-	-	24,483
Transfer agent and filing fees		31,457	16,855	59,100	19,298	404,053
		(1,446,697)	(3,332,217)	(2,748,340)	(5,846,825)	(42,550,407)
Other items
Accretion expense	4	(1,049,013)	-	(2,076,400)	-	(2,169,966)
Change in fair value of derivative liability	7	816,868	1,749,229	1,511,513	4,995,782	6,292,352
Interest expense on convertible debentures		(218,533)	-	(432,947)	-	(452,570)
Interest income		-	10,334	-	24,528	90,216
Loss on debt settlement		-	-	-	-	(37,488)
Other income		-	112,668	-	112,668	153,125
		(450,678)	1,872,231	(997,834)	5,132,978	3,875,669
Net loss		$(1,897,375)	$(1,459,986)	$(3,746,174)	$(713,847)	$(38,674,738)
Loss per share – basic and diluted		$(0.01)	$(0.01)	$(0.02)	$(0.00)
Weighted average number of shares outstanding during the year – basic and diluted		183,610,235	172,118,709	183,597,578	170,721,208

See accompanying notes to the consolidated financial statements	F-3

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity (deficit) - unaudited
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 28, 2013	183,551,407	$33,659,380	$15,088,169	$(13,514,818)	$(34,928,564)	$304,167
Net loss	-	-	-	-	(3,746,174)	(3,746,174)
Shares issued for cash – convertible debentures exercised	26,315	5,000	-	-	-	5,000
Shares issued for cash – warrants exercised	41,666	8,157	-	-	-	8,157
Transfer from derivative liability – warrants exercised	-	2,813	-	-	-	2,813
Amount allocated to share purchase warrants on issuance of Debentures	-	-	137,515	-	-	137,515
Amount allocated to beneficial conversion feature on issuance of Debentures	-	-	223,041	-	-	223,041
Issuance costs allocated to share purchase warrants and
beneficial conversion feature on issuance of Debentures	-	-	(1,840)	-	-	(1,840)
Stock-based compensation	-	-	368,905	-	-	368,905
Balance at August 31, 2013	183,619,388	$33,675,350	$15,815,790	$(13,514,818)	$(38,674,738)	$(2,698,416)

See accompanying notes to the consolidated financial statements	F-4

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

			Cumulative from
	Six months periods ended		May 22, 2007
			(Inception of
	August 31,	August 31,	Exploration Stage)
	2013	2012	to August 31, 2013

Operating activities
Net loss for the period	$(3,746,174)	$(713,847)	$(38,674,738)
Adjustments for:
Accretion expense	2,076,400	-	2,169,966
Amortization of deferred issuance costs	20,059	-	20,059
Depreciation	82	110	2,299
Interest expense on convertible debentures	432,947	-	452,570
Fair value adjustment on warrants	(1,511,513)	(4,995,782)	(6,292,352)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	-	-	37,488
Mineral property option payments - shares	-	317,531	1,948,597
Other income	-	-	(138,474)
Stock-based compensation	368,905	91,218	11,590,163
Changes in non-cash working capital items:
Receivables	36,002	837	(20,524)
Injunction bond	350,000	-	-
Prepaid expenses	98,202	67,763	(172,446)
Trade payables and accrued liabilities	128,862	(197,438)	1,153,131
Net cash flows used in operating activities	(1,746,228)	(5,429,608)	(28,180,521)

Investing activities
Reclamation deposits	-	-	(15,000)
Long term deposits	-	(250,000)	(975,000)
Mineral property acquisition costs	-	(300,000)	(1,600,000)
Net cash flows used in investing activities	-	(550,000)	(2,590,000)

Financing activities
Debentures - net of issue costs	132,505	-	5,662,559
Proceeds on issuance of common shares - net of issue costs	8,157	176,976	25,146,167
Net cash flows from financing activities	140,662	176,976	30,808,726
(Decrease) increase in cash and cash equivalents	(1,605,566)	(5,802,632)	38,205
Cash and cash equivalents, beginning	1,643,771	8,599,010	-

Cash and cash equivalents, ending	$38,205	$2,796,378	$38,205

Cash and cash equivalents consist of:
Cash at bank	$38,205	$768,578
Guaranteed investment certificates	-	2,027,800
	$38,205	$2,796,378

See accompanying notes to the consolidated financial statements	F-5

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company has been engaged in the acquisition and exploration of mineral properties since 2007. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial for the year ended February 28, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2013 included in the Company’s Form 10-K.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $52,189,556 since inception. The Company has funded its operations through the issuance of capital stock and debt. In addition to planned exploration programs and ongoing operating costs, the Company has contractual commitments to make acquisition payments of $1,250,000 before February 28, 2014. The Company will also need to repay outstanding convertible debentures if these are not converted – these have maturity dates ranging from February 19, 2014 to April 4, 2014. At August 31, 2013, the Company had cash of $38,205 and a working capital deficit of $5,289,158. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – EQUIPMENT

Equipment
Cost:
At August 31, 2013 and February 28, 2013	$34,527
Depreciation:
At February 28, 2013	33,703
Charge for the period	82
At August 31, 2013	$33,785
Net book value:
At February 28, 2013	$824
At August 31, 2013	$742

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	August 31, 2013	Additions	February 28, 2013	Additions	February 29, 2012
Property acquisition costs
Cash paid for property	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
Option payments and exploration costs
Assay	$309,680	$26,603	$283,077	$209,758	$73,319
Drilling and related costs	8,757,584	234,390	8,523,194	3,308,785	5,214,409
Geological consulting	2,975,775	484,744	2,491,031	1,177,932	1,313,099
License and filing	474,278	30,602	443,676	344,273	99,403
Option payments	6,362,855	-	6,362,855	3,699,792	2,663,063
Project administration	2,978,465	300,019	2,678,446	783,470	1,894,976
Recovery	(112,668)	-	(112,668)	(112,668)	-
	$21,745,969	$1,076,358	$20,669,611	$9,411,342	$11,258,269

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

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

At August 31, 2013, the Company had a reclamation bond of $15,000 (February 28, 2013: $15,000) for work done on the Holbrook Basin Property.

Twin Butte Ranch, Arizona

A. Twin Butte Ranch

On August 28, 2009, as amended, the Company entered into a four year lease with an option to purchase private deeded land within the Holbrook Basin. Under the terms of the agreement the Company can earn a 100% undivided interest in the deeded land and sub-surface mineral rights by making lease payments totaling $1,250,000 over five and a half years and, upon exercising its option to purchase, by paying $20,000,000 for the entire Twin Butte Ranch including all sub-surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub-surface mineral rights.

Details of the payments under the agreement are as follows:

a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);
b)	A payment of $25,000 on September 17, 2010 (paid);
c)	A payment of $75,000 on December 1, 2010 (paid);
d)	A payment of $150,000 on August 28, 2011 (paid);
e)	A payment of $200,000 on August 28, 2012 (paid);
f)	A payment of $250,000 on earlier December 1, 2013 or within thirty days of closing a financing of at least $5,000,000;
g)	A payment of $250,000 on August 28, 2014; and
h)	A payment of $250,000 on May 1, 2015.

Upon exercising its option to purchase the entire Twin Butte Ranch, the Company must deliver a payment in the amount of $20,000,000 on or before February 5, 2016.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

The lease agreement and purchase option will expire on January 6, 2016 or such other time as is mutually acceptable and agreed to in writing by both parties.

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
(Expressed in United States dollars)
For the six months ended August 31, 2013

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
(Expressed in United States dollars)
For the six months ended August 31, 2013

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 4 – CONVERTIBLE DEBENTURES

Issued during the six month period ended August 31, 2013

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

	Six months ended	Year ended
Convertible Debenture	August 31,	February 28,
	2013	2013
Balance, beginning	$1,624,128	$-
Subscriptions received	485,000	5,305,540
Subscriptions allocated to detachable share purchase warrants	(137,515)	(1,478,442)
Intrinsic beneficial conversion feature	(223,041)	(2,316,159)
Exercised – Transfer to Share Capital	(5,000)	-
Accretion	2,076,400	93,566
Interest	432,947	19,623
Balance, ending	$4,252,919	$1,624,128

The difference between the amount recorded to the Debentures on initial recognition and the value at Maturity will be accreted using the effective interest rate method. During the six month period ended August 31, 2013, $2,076,400 (year ended February 28, 2013 - $93,566), was expensed as a non-cash interest charge.

NOTE 5 – RELATED PARTY TRANSACTIONS Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	August 31,	February 28,
	2013	2013
Directors and companies controlled by directors of the Company	$593,478	$173,025
	$593,478	$173,025

The following amounts due from related parties are included in amounts receivable:

	August 31,	February 28,
	2013	2013
Companies controlled by directors of the Company	$10,613	$10,890
	$10,613	$10,890

Related party transactions

The Company incurred the following transactions with directors, officers and companies that are controlled by directors and officers of the Company. The amounts include $368,905 Stock-based compensation issued during the period.

	Six month period ended
	August 31,	August 31,
	2013	2012
Administration	$54,266	$15,401
Consulting fees	307,070	258,177
Management fees	412,116	337,044
Mineral exploration costs	504,034	190,200
	$1,277,486	$800,822

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 6 – COMMON STOCK Share Issuances:

On July 2, 2013 26,315 shares were issued pursuant to $5,000 Convertible Debentures being converted to shares. On March 18, 2013 41,666 warrants were exercised at CDN$0.20 per share for proceeds of US$8,157.

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

The changes in options during the six month period ended August 31, 2013 are as follows:

	Six month period ended
	August 31, 2013
		Weighted
		average
		exercise
	Number of	price
	options	(CDN$)
Options outstanding, February 28, 2013	18,279,892	$0.31
Options granted	2,530,000	$0.18
Options exercised	-	-
Options forfeited	(2,476,267)	$0.29
Options outstanding, August 31, 2013	18,333,625	$0.29

Options exercisable, August 31, 2013	18,333,625	$0.29

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 6 – COMMON STOCK (Cont’d)

Stock options (Cont’d)

At August 31, 2013 the following stock options were outstanding:

Number of	Exercise price
Options	CDN$	Expiry date
145,625	0.10	November 16, 2015
1,450,000	0.32	January 10, 2016
5,027,000	0.20	February 11, 2016
921,500	0.20	March 03, 2016
1,501,000	0.59	June 21, 2016
1,490,500	0.42	September 12, 2016
3,800,000	0.38	January 20, 2017
1,468,000	0.21	February 19, 2018
2,530,000	0.21	July 02, 2018
18,333,625

The weighted average remaining contractual life of the outstanding stock options is 3.21 years.

Share purchase warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

Number of warrants
Balance, February 29, 2012	50,800,333
Issued with private placements	27,751,608
Exercised	(9,602,701)
Expired	(20,364,428)
Balance, February 28, 2013	48,584,812
Issued with debentures	2,425,000
Exercised	(41,666)
Balance, August 31, 2013	50,968,146

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2013

NOTE 6 – COMMON STOCK (Cont’d)

Share purchase warrants (Cont’d)

At August 31, 2013 the following share purchase warrants were outstanding:

Number of	Exercise price		Expiry date
warrants	CDN$	USD$
20,791,538	0.20		January 11, 2014
1,122,026	0.25		February 19, 2018
26,629,582		0.19	February 19, 2014
1,425,000		0.19	March 14, 2014
1,000,000		0.19	April 04, 2014
50,968,146

NOTE 7 – DERIVATIVE LIABILITY

	Six months ended	Year ended
	August 31,	February 28,
	2013	2013
Balance, beginning	$1,619,786	$6,374,170
Fair value of warrants issued	-	216,796
Fair value of warrants exercised	(2,813)	(751,691)
Fair value change of warrants	(1,511,513)	(4,219,489)
Balance, ending	$105,460	$1,619,786

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		August 31, 2013		February 28, 2013
	Exercise Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
January 11, 2012	$0.20	20,791,538	$29,860	20,833,204	$1,406,500
February 19, 2013	$0.25	1,112,499	75,600	1,112,499	213,286
		21,904,037	$105,460	21,945,703	$1,619,786

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended August 31, 2013 and 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and six months ended August 31, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2013 audited financial statements, which were attached to our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 31, 2013. The results of operations for the periods ended August 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Twin Buttes Ranch Property

On August 28, 2009, we entered into a four-year option agreement (the “Option Agreement”) with Twin Buttes Ranch, LLC to purchase the Twin Buttes Ranch located in the potash-bearing Holbrook Basin of east-central Arizona. The Twin Buttes Ranch comprises some 28,526 acres (11,544 hectares) of private deeded land with 76.7% or approximately 21,894 acres (8,860 hectares) overlying the potash horizons within the Holbrook Basin.

Under the terms of the Option Agreement, we acquired the option to purchase a 100% undivided interest in the deeded land and sub-surface mineral rights comprising the Twin Buttes Ranch property by making option payments totaling $500,000 over a four year period and, upon exercising our option to purchase, by paying $20,000,000 for the entire Twin Buttes Ranch including all sub-surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub-surface mineral rights.

On December 4, 2009, we entered into an amendment to the Option Agreement whereby we signed a mining lease with Twin Buttes Ranch, LLC on the Twin Buttes Ranch with a term from December 4, 2009 through August 28, 2013 subject to early termination as provided in the lease and the Option Agreement. Under the mining lease, we are entitled to explore, develop, mine, remove, treat and produce all ores, minerals and metals on Twin Buttes Ranch solely for the purpose of determining the existence of potash and the economic feasibility of the purchase and development of the property. In consideration, we shall remain current in our option payments under the Option Agreement and keep all terms of the Option Agreement in good standing.

On September 7, 2010, we amended the terms of the Option Agreement to provide for an extension of a portion of the initial cash payment until December 1, 2010.

On August 20, 2013, we further amended the Option Agreement to extend the term of the option agreement from August 28, 2013 to January 6, 2016 and provide for the payments of (i) $250,000 on the earlier of (a) within 30 days of closing our next round of financing which is a minimum $5 million, or (b) December 1, 2013 (this payment obligation survives any early termination of the Option Agreement by us or a termination resulting from an uncured breach by us), (ii) $250,000 on August 28, 2014; and (iii) $250,000 on May 1, 2015.

Concurrently with the amendment to the Option Agreement, we also amended the mining lease to provide that the term of the lease will end on the expiration or earlier termination of the Option Agreement, except in the event that we exercise our option pursuant to the Option Agreement in which event the term shall end on the closing date of the Option Agreement, and any subsequent amendments thereto.

Details of the payments under the Option Agreement, as amended, are as follows:

(a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);
(b)	A payment of $25,000 on September 17, 2010 (paid);
(c)	A payment of $75,000 on December 1, 2010 (paid);
(d)	A payment of $150,000 on August 28, 2011 (paid);
(e)	A payment of $200,000 on August 28, 2012 (paid);
(f)	A payment of $250,000 on the earlier of (a) within 30 days of closing our next round of financing which is a minimum $5 million, or (b) December 1, 2013;
(g)	A payment of $250,000 on August 28, 2014;
(h)	A payment of $250,000 on May 1, 2015; and
(i)

Upon exercising our option to purchase the entire Twin Butte Ranch, we must deliver a certified check in the amount of $1,000 on or before 5pm (Arizona time), January 6, 2016 (the option expiry date), followed by a payment of $19,999,000 within thirty days.

All required payments to date have been made and the option is in good standing.

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

Pursuant to the terms of the Ringbolt Option Agreement, we may acquire a 90% interest in the property by: (i) making cash payments totaling $1.0 million ($50,000 upon execution of the agreement, $250,000 upon TSX Venture Exchange approval, $350,000 on or before the 1st anniversary of TSX Venture Exchange approval, and $350,000 on or before the 2nd anniversary of TSX Venture Exchange approval), (ii) incurring a total of $2.25 million in exploration expenditures on the property over three years ($500,000 within 1 year of TSX Venture Exchange approval, $750,000 within 1 year of the 1st anniversary of TSX Venture Exchange approval, and $1,000,000 within 1 year of the 2nd anniversary of TSX Venture Exchange approval), and (iii) issuing four million common shares over a three-year period (1,000,000 shares upon TSX Venture Exchange approval, 1,400,000 shares on or before the 1st anniversary of TSX Venture Exchange approval, and 1,600,000 shares on or before the 2nd anniversary of TSX Venture Exchange approval). Upon satisfaction of these terms, we will have the right to purchase the remaining 10% interest for a cash payment of $5 million, which shall remain exercisable until the Ringbolt property goes into commercial production (defined as the sale of any mineral products from the property). In addition, pursuant to the Ringbolt Option Agreement, the Ringbolt property will be subject to a 1% gross overriding royalty on production from the property.

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

On May 29, 2013, we entered into an agreement to amend and restate the agreement to the original property purchase agreement (the “Amended and Restated Agreement”) with Fitzgerald Living Trust for the purchase of the Fitzgerald Ranch, which also supersedes the amendment agreement dated November 8, 2012, as follows:

(a)	the purchase price has been increased to $17,000,000, of which $1,000,000 was paid and the balance is to be paid as follows:

	(i)	a payment of $500,000 on the earlier of October 31, 2013, or within 30 days of closing our next financing;
	(ii)	a payment of $500,000 to be paid on December 31, 2013;
	(iii)	a payment of $1,000,000 to be paid on December 31, 2014; and
	(iv)	the balance of $14,000,000 to be paid on the closing of the sale which is on or before June 15, 2015;

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

The Amended and Restated Agreement is subject to TSX Venture Exchange approval.

Joint Exploration Agreement with HNZ Potash, LLC

On July 27, 2012, we entered into a Joint Exploration Agreement (the “Agreement”) with HNZ Potash, LLC (“HNZ”) to jointly explore and potentially develop twenty-one permitted parcels in which we hold ASLD exploration permits and which are located on the southernmost area of our landholdings (the “Permit Property”). The Permit Property is within HNZ’s private landholdings and has not been previously explored by us. Under the terms of the Agreement, HNZ has agreed to pay us 50% of certain costs previously incurred by us with respect to the Permit Property, which payment was received by us during the fiscal year ended February 28, 2013 and we have assigned a 50% interest in the Permit Property to HNZ. Each of the parties will be liable for 50% of the future costs relating to the permits.

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

  The parties will provide each other vehicular access across existing paved and unpaved roads on property controlled by the other party.

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

Employees

As at August 31, 2013, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to August 31, 2013 as well as for the three and six month periods ended August 31, 2013 and 2012:

					For the period
					May 22, 2007
					(inception of
	Three month periods ended		Six month periods ended		Exploration Stage)
	August 31,		August 31,		to August 31,
	2013	2012	2013	2012	2013

Operating Expenses:
Administration	$64,836	$21,591	$85,460	$26,092 $	988,319
Advertising	21,050	134,987	72,543	345,944	1,814,028
Business development	104,677	113,119	240,485	306,348	1,257,022
Consulting fees	200,282	135,590	330,975	313,858	8,552,689
Depreciation	41	55	82	110	2,299
Foreign exchange (gain) loss	11,139	(161,934)	19,305	143,947	152,808
Investor relations	79,802	67,399	140,690	188,671	1,398,487
Management fees	247,901	166,043	412,115	337,044	3,693,415
Mineral property impairment	-	-	-	-	652,784
Mineral property option payments and exploration costs	431,073	2,588,018	1,076,358	3,794,043	21,745,969
Office and miscellaneous	15,363	17,720	35,370	34,971	313,473
Professional fees	239,076	262,774	275,857	336,499	1,550,578
Property investigation costs	-	-	-	-	24,483
Transfer agent and filing fees	31,457	16,855	59,100	19,298	404,053
Net loss before other items	(1,446,697)	(3,332,217)	(2,748,340)	(5,846,825)	(42,550,407)

Other Items
Accretion expense	(1,049,013)	-	(2,076,400)	-	(2,169,966)
Change in fair value of derivative liability	816,868	1,749,229	1,511,513	4,995,782	6,292,352
Interest expense on convertible debentures	(218,533)	-	(432,947)	-	(452,570)
Interest income	-	10,334	-	24,528	90,216
Loss on debt settlement	-	-	-	-	(37,488)
Other Income	-	112,668	-	112,668	153,125
	(450,678)	1,872,231	(997,834)	5,132,978	3,875,669

Net loss	$(1,897,375)	$(1,459,986)	$(3,746,174)	$(713,847)	$(38,674,738)
Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.00)
Weighted average number of shares outstanding during the year – basic and diluted	183,610,235	172,118,709	183,597,578	170,721,208

Results of Operations for the three month periods ended August 31, 2013 and 2012

Revenues

During the three month periods ended August 31, 2013 and 2012, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three month period ended August 31, 2013 were $1,446,697 as compared to $3,332,217 during the three month period ended August 31, 2012. Significant changes and expenditures are outlined as follows:

  Administration expenses were $64,836 and $21,591 for the three month periods ended August 31, 2013 and 2012, respectively. The increase was mainly due to non-cash stock based compensation paid to administrative service providers during the three month period ended August 31, 2013.

  Advertising expenses were $21,050 and $134,987 for the three month periods ended August 31, 2013 and 2012, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the three month period ended August 31, 2013.

  Business Development expenses were $104,677 and $113,119 for the three month periods ended August 31, 2013 and 2012, respectively. The decrease was due to less travel expenses and attending fewer conventions during the three month period ended August 31, 2013.

  Consulting fees were $200,282 and $135,590 for the three month periods ended August 31, 2013 and 2012, respectively. The increase was mainly due to non-cash stock based compensation paid to consultants during the three month period ended August 31, 2013.

  Depreciation expense was $41 and $55 for the three month periods ended August 31, 2013 and 2012, respectively.

  Foreign exchange loss (gain) was $11,139 and ($161,934) for the three month periods ended August 31, 2013 and 2012, respectively. The increase in the foreign exchange loss for the three month period ended August 31, 2013 compared to a gain for the three month period ended August 31, 2012 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $79,802 and $67,399 for the three month periods ended August 31, 2013 and 2012, respectively. The increase was due to an increase in investor relations activity during the three month period ended August 31, 2013.

  Management fees were $247,901 and $166,043 for the three month periods ended August 31, 2013 and 2012, respectively. The increase in management fees was mainly due to non-cash stock based compensation paid during the three month period ended August 31, 2013.

  Mineral property option payments and exploration costs were $431,073 and $2,558,018 for the three month periods ended August 31, 2013 and 2012, respectively. The decrease was mainly due to the Company incurring less option payments and exploration costs during the three month period ended August 31, 2013.

  Office and miscellaneous expenses were $15,363 and $17,720 for the three month periods ended August 31, 2013 and 2012, respectively. The decrease was due to the decrease in website expenses during the three month period ended August 31, 2013.

  Professional fees were $239,076 and $262,774 for the three month periods ended August 31, 2013 and 2012, respectively. The decrease was due to a decrease in operating activities and regulatory filings with respect to the Company during the three month period ended August 31, 2013.

  Transfer agent and filing fees were $31,457 and $16,855 for the three month periods ended August 31, 2013 and 2012, respectively. The increase was due to an increase in the services being provided by the transfer agent during the three month period ended August 31, 2013.

Other Items

During the three month period ended August 31, 2013, our other items accounted for $450,678 in expenses as compared to $1,872,231 in income for the three month period ended August 31, 2012. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was ($1,049,013) and $Nil for the three month periods ended August 31, 2013 and 2012, respectively. The accretion was due to the outstanding convertible debentures that were used during February to April of 2013.

  Change in derivative liability was $816,868 and $1,749,229 for the three month periods ended August 31, 2013 and 2012, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability. These factors were more pronounced in the three month period ended August 31, 2012 as compared to the three month period ended August 31, 2013.

  Interest expense on convertible debentures was ($218,807) and $Nil for the three month periods ended August 31, 2013 and 2012, respectively. The increase was due to the issuance of convertible debentures during the three month period ended August 31, 2013.

  Interest income was $Nil and $10,334 for the three month periods ended August 31, 2013 and 2012, respectively. The decrease was due to the Company having less funds in short term interest bearing securities during February to April of 2013.

Net Loss

The net loss was $1,897,375 and $1,459,986 for the three month periods ended August 31, 2013 and 2012, respectively. The increase in net loss of $437,389 resulted primarily from there being a decrease in the derivative liability of $1,749,229 in the three month period ended August 31, 2012 compared to $816,868 in the three month period ended August 31, 2013. There were also an accretion expense of $1,049,013 in the three month period ended August 31, 2013, interest expense on convertible debentures of $218,533 in the three month period ended August 31, 2013, as well as a result of a reduction in advertising expenses, business development expenses, mineral property option payments and exploration costs, and professional fees, which was offset by an increase in administration expenses, consulting fees, investor relations expenses, management fees and transfer agent and filing fees.

Results of Operations for the six month periods ended August 31, 2013 and 2012

Revenues

During the six month periods ended August 31, 2013 and 2012, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the six month period ended August 31, 2013 were $2,748,066 as compared to $5,846,825 during the six month period ended August 31, 2012. Significant changes and expenditures are outlined as follows:

  Administration expenses were $85,460 and $26,092 for the six month periods ended August 31, 2013 and 2012, respectively. The increase was mainly due to non-cash stock based compensation paid to administrative service providers during the six month period ended August 31, 2013.

  Advertising expenses were $72,543 and $345,944 for the six month periods ended August 31, 2013 and 2012, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the six month period ended August 31, 2013.

  Business Development expenses were $240,485 and $306,348 for the six month periods ended August 31, 2013 and 2012, respectively. The decrease was due to less travel expenses and attending fewer conventions during the six month period ended August 31, 2013.

  Consulting fees were $330,975 and $313,858 for the six month periods ended August 31, 2013 and 2012, respectively. Although consulting fee expenses decreased during the six month period ended August 31, 2013, the non-cash stock based compensation paid to consultants resulted in an increase in consulting fee expenses during the six month period ended August 31, 2013.

  Depreciation expense was $82 and $110 for the six month periods ended August 31, 2013 and 2012, respectively.

  Foreign exchange loss (gain) was $19,305 and $143,947 for the six month periods ended August 31, 2013 and 2012, respectively. The decrease in the foreign exchange loss for the six month period ended August 31, 2013 compared to the six month period ended August 31, 2012 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $140,690 and $188,671 for the six month periods ended August 31, 2013 and 2012, respectively. The actual cash paid for investor relations expenses increased during the six month period ended August 31, 2013, however, there was no non-cash stock based compensation included compared to the prior year, which resulted in a net decrease of this expense item during the six month period ended August 31, 2013.

  Management fees were $412,115 and $337,044 for the six month periods ended August 31, 2013 and 2012, respectively. The increase in management fees was mainly due to non-cash stock based compensation paid during the six month period ended August 31, 2013.

  Mineral property option payments and exploration costs were $1,076,358 and $3,794,043 for the six month periods ended August 31, 2013 and 2012, respectively. The decrease was due to the Company incurring less option payments and exploration costs during the six month period ended August 31, 2013.

  Office and miscellaneous expenses were consistent with $35,096 and $34,971 for the six month periods ended August 31, 2013 and 2012, respectively.

  Professional fees were $275,857 and $336,499 for the six month periods ended August 31, 2013 and 2012, respectively. The decrease was due to a decrease in operating activities and regulatory filings with respect to the Company during the six month period ended August 31, 2013.

  Transfer agent and filing fees were $59,100 and $19,298 for the six month periods ended August 31, 2013 and 2012, respectively. The increase was due to an increase in the services being provided by the transfer agent during the six month period ended August 31, 2013.

Other Items

During the six month period ended August 31, 2013, our other items accounted for $997,834 in expenses as compared to $5,132,978 in income for the six month period ended August 31, 2012. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was ($2,076,400) and $Nil for the six month periods ended August 31, 2013 and 2012, respectively. The accretion was due to the outstanding convertible debentures that were issued during February to April 2013.

  Change in derivative liability was $1,511,513 and $4,995,782 for the six month periods ended August 31, 2013 and 2012, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability. These factors were more pronounced in the six month period ended August 31, 2012 as compared to the six month period ended August 31, 2013.

  Interest expense on convertible debentures was ($432,947) and $Nil for the six month periods ended August 31, 2013 and 2012, respectively. The increase was due to the issuance of convertible debentures during February to April of 2013.

  Interest income was $Nil and $24,528 for the six month periods ended August 31, 2013 and 2012, respectively. The decrease was due to the Company having less funds in short term interest bearing securities during the six month period ended August 31, 2013.

Net Loss

The net loss was $3,746,174 and $713,847 for the six month periods ended August 31, 2013 and 2012, respectively. The increase in net loss of $3,032,327 resulted primarily from there being a decrease in the derivative liability of $4,995,782 in the six month period ended August 31, 2012 compared to $1,511,513 in the six month period ended August 31, 2013. There were also an accretion expense of $2,076,400 in the six month period ended August 31, 2013, interest expense on convertible debentures of $432,947 in the six month period ended August 31, 2013, as well as a result of a reduction in advertising expenses, business development expenses, foreign exchange loss, investor relations expenses, mineral property option payments and exploration costs, and professional fees, which was offset by an increase in administration expenses, consulting fees, management fees and transfer agent and filing fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at August 31, 2013, our current assets were $251,253 and our current liabilities was $5,540,411 including a derivative liability of $105,460, resulting in a working capital deficit of $5,289,158. Our current assets as at August 31, 2013 consisted of cash and cash equivalents of $38,205, receivables of $20,524, prepaid expenses of $174,548 and deferred issuance costs of $17,976. Our current liabilities as at August 31, 2013 consisted of trade payables and accrued liabilities of $1,182,032, convertible debentures liability of $4,252,919 and derivative liability of $105,460.

During the six month period ended August 31, 2013, we received cash of $132,505 (2012: Nil) for debentures issued – net of issue costs, and $8,157 (2012: $176,976) for proceeds on issuance of common shares upon the exercise of warrants. At August 31, 2013, we had an aggregate of 50,968,146 (February 28, 2013: 48,584,812) share purchase warrants exercisable, between $0.20 and $0.25 (CAD$0.20 and CAD$0.25) and for US$0.19 per share, which have the potential upon exercise to convert to approximately US$5,520,371 plus CAD$4,438,814 in cash over the next year. Further as at August 31, 2013, a total of 18,333,625 (February 28, 2013: 18,279,892) stock options exercisable between $0.10 and $0.59 (CAD$0.10 and CAD$0.59) per share which have the potential upon exercise to generate a total of approximately $5,536,609 (CAD$5,536,609) in cash over the next five years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($34,928,564) as at February 28, 2013 to ($38,674,738) as at August 31, 2013.

Our plan of operations over the next twelve months is to focus on the following:

  Payments to Fitzgerald Living Trust under the Amended and Restated Agreement of $500,000 on the earlier of either October 31, 2013 or within 30 days of closing our next financing, and $500,000 on December 31, 2013.

  Payments to Twin Buttes Ranch, LLC under the amended option agreement for the acquisition of the Twin Buttes Ranch property which requires a payment of $250,000 on the earlier of December 1, 2013 or within 30 days of closing a financing and a payment of $250,000 on or before August 28, 2014.

  Unless earlier converted, repay the outstanding convertible debentures in the amount of $5,785,540.

  Completion of Phase 1 of our planned exploration program which requires approximately $7,500,000.

Therefore, based on the above, we anticipate that we will require a total of approximately $14,785,540 for our plan of operations over the next twelve months. At August 31, 2013, we had cash of $38,205 and a working capital deficit of $5,289,158. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cashflows

During the six month period ended August 31, 2013, our net cash decreased by $1,605,566, which included net cash used in operating activities of ($1,746,228), net cash used in investing activities of $Nil and net cash provided by financing activities of $140,662.

During the fiscal year ended February 28, 2013, our net cash decreased by $6,955,239, which included net cash used in operating activities of ($12,788,940), net cash used in investing activities of ($1,050,000) and net cash provided by financing activities of $6,883,701.

Cash Flow used in Operating Activities

Operating activities in the six months ended August 31, 2013 used cash of ($1,746,228) compared to ($5,429,608) in the six months ended August 31, 2012. Significant changes in cash used in operating activities are outlined as follows:

  Mineral property option payments and exploration costs were $1,076,358 for the six month period ended August 31, 2013 compared to $3,794,043 for the six month period ended August 31, 2012.

  Other operating expenses, excluding non-cash items such as stock-based compensation, depreciation and amortization, totaled $1,302,995 for the six month period ended August 31, 2013 compared to $2,143,890 for the six month period ended August 31, 2012.

  Change in working capital items resulted in a net increase in cash of $612,792 in the six months ended August 31, 2013 compared to a decrease in cash of $128,838 in the six months ended August 31, 2012.

  Interest income was $Nil and $24,528 for the six month periods ended August 31, 2013 and 2012, respectively.

Cash Flow used in Investing Activities

During the six month period ended August 31, 2013, investing activities used cash of $Nil as compared to $550,000 during the six month period ended August 31, 2012. Investing activities during the six month period ended August 31, 2012 consisted of (i) long term deposits of $250,000 and (ii) mineral property acquisition costs of $300,000.

Cash Flow provided by Financing Activities

During the six month period ended August 31, 2013, cash provided by financing activities consisted of (i) proceeds from issuance of debentures – net of issue costs of $132,505 and (ii) proceeds on issuance of common shares upon the exercise of warrants of $8,157. During the six month period ended August 31, 2012, financing activities provided net cash of $176,976 from the proceeds on issuance of common shares upon the exercise of warrants.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

On September 12, 2013, our shareholders approved a resolution to alter our articles to include “advance notice” provisions, a copy of which altered articles are attached hereto as Exhibit 3.3.

In addition, on September 12, 2013, our board of directors appointed Mr. Bill Allred as a director of our Company.

Outstanding share data

At August 31, 2013, we had 183,619,388 issued and outstanding common shares, 18,333,625 outstanding stock options at a weighted average exercise price of $0.29 (CAD$0.29) per share, and 50,968,146 outstanding warrants at a weighted average exercise price of $0.20 (CAD$0.20) per share.

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

We account for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of August 31, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings.

For a discussion of the legal proceeding involving us and North American Potash Developments Inc. (formerly Ringbolt Ventures Ltd.), Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen (collectively, the “Optionor”), which was settled pursuant to an amendment agreement and such civil action was dismissed by the Third Judicial District Court, Salt Lake County, State of Utah with prejudice, please see our quarterly report on Form 10-Q filed with the SEC on July 15, 2013.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 12, 2013, we held our annual general and special meeting of shareholders whereby one of the items that was approved by our shareholders was an alteration to the Company’s current Articles to include “advance notice” provisions to establish certain requirements for the valid nomination for election as a director of the Company of any person who is proposed to be nominated other than by the our Board of Directors. A discussion about the purpose of the advance notice provision and the effect of the advance notice provision is included in our Definitive Schedule 14A under proposal number six, which was filed with the SEC on August 14, 2013.

A copy of our Articles as altered is attached hereto as Exhibit 3.3.

Item 6. Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration (2)
3.1.2	Certificate of Modification, dated January 21, 1994 (2)
3.1.3	Certificate of Modification, dated November 11, 1996 (2)
3.1.4	Certificate of Modification, dated June 16, 2004 (2)
3.1.5	Certificate of Modification, dated October 17, 2007 (2)
3.1.6	Certificate of Modification, dated November 10, 2009 (2)
3.1.7	Certificate of Continuation, dated April 26, 2011 (3)
3.1.8	Notice of Articles, dated May 31, 2012 (3)
3.2	Articles (1)
3.3	Articles as altered on September 12, 2013 *
4.1	Share Option Plan (1)
4.2	Share Rights Plan (1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008 (2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009 (1)
10.3	Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009 (3)
10.4	Amendment Agreement to Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010 (1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010 (1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010 (3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010 (3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011 (3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011 (3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012 (3)

10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012 (2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012 (2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012 (4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012 (5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012 (5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012 (6)
10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013 (8)
10.18	Form of Placement Agent Agreement (12)
10.19	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009 (12)
10.20	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013 (11)
10.21	Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009 (included in Exhibit 10.19) (12)
10.22	Amendment to Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013 (11)
20.1	Advance Notice Policy, dated July 22, 2013 (10)
21.1	Subsidiaries of the Issuer (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011 (3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011 (2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012 (3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012 (2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012 (2)
99.6	Form of Convertible Debenture (7)
99.7	Consulting Agreement between Schlumpberger Inc. and Passport Potash Inc., dated June 3, 2013(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:
(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on May 31, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on July 15, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on July 24, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on August 23, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 4) as filed with the SEC on August 26, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: October 15, 2013

By:	/s/ Laara Shaffer
Laara Shaffer
Chief Financial Officer and a director
(Principal Financial Officer and
Principal Accounting Officer)
Date: October 15, 2013