Form 10-Q
period 2013-11-30
PASSPORT POTASH INC
filed 2014-01-14
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-54751

PASSPORT POTASH INC.
(Exact name of small business issuer as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

608 – 1199 West Pender Street
Vancouver, BC, Canada	V6E 2R1
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
183,619,388 shares of common stock as of January 10, 2014.

PASSPORT POTASH INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three and nine months ended, November 30, 2013 and 2012 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2013. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2013.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Financial Statements
Nine months ended November 30, 2013

Expressed in United States Dollars
(Unaudited)

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets - unaudited
(Expressed in United States dollars)

	Notes	November 30,	February 28,
		2013	2013
ASSETS
Current assets
Cash and cash equivalents		$103,041	$1,643,771
Receivables		18,908	56,526
Injunction bond	3	-	350,000
Prepaid expenses		123,249	272,750
Deferred issuance costs		8,502	37,380
Total current assets		253,700	2,360,427

Equipment	2	701	824
Unproven mineral properties	3	1,600,000	1,600,000
Long term deposit	3	975,000	975,000
Reclamation deposits	3	15,000	15,000
Total non-current assets		2,590,701	2,590,824
TOTAL ASSETS		$2,844,401	$4,951,251

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	6	$1,599,180	$1,053,170
Convertible debentures	4	5,504,334	1,624,128
Convertible debentures – subscriptions received	4	-	350,000
Derivative liability	8	50,749	1,619,786
Loans	4,6	500,728	-
TOTAL LIABILITIES		7,654,991	4,647,084

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock – Unlimited authorized without par value	7	33,675,350	33,659,380
Additional paid-in capital		15,815,790	15,088,169
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(40,786,912)	(34,928,564)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(4,810,590)	304,167
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)		$2,844,401	$4,951,251

Commitments and contingencies (Notes 1 and 3)

On behalf of the Board of Directors:

“Joshua Bleak”	”Laara Shaffer”
Director	Director

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of operations - unaudited
(Expressed in United States dollars)

		Three month periods ended		Nine month periods ended		For the period
		November 30,		November 30,		May 22, 2007
						(Inception of
						Exploration
						Stage) to
	Notes	2013	2012	2013	2012	November 30,
						2013
Operating Expenses
Administration	6	$15,036	$19,289	$100,496	$45,381	$1,003,355
Advertising		11,201	155,690	83,744	501,634	1,825,229
Business development		48,292	181,261	288,777	487,609	1,305,314
Consulting fees	6	227,741	181,054	558,716	494,912	8,780,430
Depreciation		41	55	123	165	2,340
Foreign exchange loss (gain)		(9,912)	(9,481)	9,393	134,466	142,896
Investor relations		72,963	82,157	213,653	270,828	1,471,450
Management fees	6	163,123	165,576	575,238	502,620	3,856,538
Mineral property impairment		-	-	-	-	652,784
Mineral property option payments and exploration costs	3,6	323,603	1,797,091	1,399,961	5,591,134	22,069,572
Office and miscellaneous		25,545	23,081	60,915	58,052	339,018
Professional fees		18,779	120,763	294,636	457,262	1,569,357
Property investigation costs		-	-	-	-	24,483
Transfer agent and filing fees		19,058	13,584	78,158	32,882	423,111
		(915,470)	(2,730,120)	(3,663,810)	(8,576,945)	(43,465,877)
Other items
Accretion expense	4	(1,035,052)	-	(3,111,452)	-	(3,205,018)
Change in fair value of derivative liability	8	54,711	(142,178)	1,566,224	4,853,604	6,347,063
Interest expense on convertible debentures	4	(216,363)	-	(649,310)	-	(668,933)
Interest income		-	3,043	-	27,571	90,216
Loss on debt settlement		-	-	-	-	(37,488)
Other income		-	-	-	112,668	153,125
		(1,196,704)	(139,135)	(2,194,538)	4,993,843	2,678,965

Net loss		$(2,112,174)	$(2,869,255)	$(5,858,348)	$(3,583,102)	$(40,786,912)

Loss per share – basic and diluted		$(0.01)	$(0.02)	$(0.03)	$(0.02)
Weighted average number of shares outstanding during the period – basic and diluted		183,619,388	175,256,968	183,604,795	172,211,630

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity (deficit) - unaudited
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional Paid-	Accumulated	Exploration
	shares	Amount	in Capital	Deficit	Stage	Total
Balance at February 28, 2013	183,551,407	$33,659,380	$15,088,169	$(13,514,818)	$(34,928,564)	$304,167
Net loss	-	-	-	-	(5,858,348)	(5,858,348)
Shares issued for cash – convertible debentures exercised	26,315	5,000	-	-	-	5,000
Shares issued for cash – warrants exercised	41,666	8,157	-	-	-	8,157
Transfer from derivative liability – warrants exercised	-	2,813	-	-	-	2,813
Amount allocated to share purchase warrants on issuance of Debentures	-	-	137,515	-	-	137,515
Amount allocated to beneficial conversion feature on issuance of Debentures	-	-	223,041	-	-	223,041
Issuance costs allocated to share purchase warrants and beneficial conversion feature on issuance of
Debentures	-	-	(1,840)	-	-	(1,840)
Stock-based compensation	-	-	368,905	-	-	368,905
Balance at November 30, 2013	183,619,388	$33,675,350	$15,815,790	$(13,514,818)	$(40,786,912)	$(4,810,590)

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

				Cumulative from
				May 22, 2007
	Nine months periods ended			(Inception of
				Exploration
				Stage) to
	November 30,	November 30,		November 30,
	2013	2012		2013

Operating activities
			$
Net loss	$(5,858,348)	$(3,583,102)		(40,786,912)
Adjustments for:
Accretion expense	3,111,452	-		3,205,018
Amortization of deferred issuance costs	29,533	-		29,533
Depreciation	123	165		2,340
Interest expense on convertible debentures	649,310	-		668,933
Fair value adjustment on warrants	(1,566,224)	(4,853,604)		(6,347,063)
Foreign exchange	-	-		(256,260)
Loss on debt settlement	-	-		37,488
Mineral property option payments - shares	-	317,531		1,948,597
Other income	-	-		(138,474)
Stock-based compensation	368,905	99,258		11,590,163
Changes in non-cash working capital items:
Receivables	37,618	(15,682)		(18,908)
Injunction bond	350,000	-		-
Prepaid expenses	149,501	26,816		(121,147)
Trade payables and accrued liabilities	546,010	(293,624)		1,570,279
Net cash flows used in operating				(28,616,413)
activities	(2,182,120)	(8,302,242)

Investing activities
Reclamation deposits	-	-		(15,000)
Long term deposits	-	(750,000)		(975,000)
Mineral property acquisition costs	-	(300,000)		(1,600,000)
Net cash flows used in investing activities	-	(1,050,000)		(2,590,000)

Financing activities
Debentures - net of issue costs	132,505	-		5,662,559
Proceeds on issuance of common shares - net of issue costs	8,157	962,613		25,146,167
Proceeds from Loans	500,728	-		500,728
Subscriptions received	-	128,100		-
Net cash flows from financing activities	641,390	1,090,713		31,309,454
(Decrease) increase in cash and cash equivalents	(1,540,730)	(8,261,529)		103,041
Cash and cash equivalents, beginning	1,643,771	8,599,010		-

Cash and cash equivalents, ending	$103,041	$337,481		$103,041

Cash and cash equivalents consist of:
Cash at bank	$103,041	$115,681
Guaranteed investment certificates	-	221,800
	$103,041	$337,481

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company has been engaged in the acquisition and exploration of mineral properties since 2007. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2013 included in the Company’s Form 10-K.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $54,301,730 since inception. The Company has funded its operations through the issuance of capital stock and debt. In addition to planned exploration programs and ongoing operating costs, the Company has contractual commitments to make acquisition payments of $1,250,000 before February 28, 2014. The Company will also need to repay outstanding convertible debentures if these are not converted – these have maturity dates ranging from February 19, 2014 to April 4, 2014. At November 30, 2013, the Company had cash of $103,041 and a working capital deficit of $7,401,291. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – EQUIPMENT

Equipment
Cost:
At November 30, 2013 and February 28, 2013	$34,527
Depreciation:
At February 28, 2013	33,703
Charge for the period	123
At November 30, 2013	$33,826
Net book value:
At February 28, 2013	$824
At November 30, 2013	$701

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	November 30,		February 28,		February 29,
	2013	Additions	2013	Additions	2012
Property acquisition costs

Cash paid for property	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
Option payments and exploration costs
Assay	$309,680	$26,603	$283,077	$209,758	$73,319
Drilling and related costs	8,757,584	234,390	8,523,194	3,308,785	5,214,409
Geological consulting	3,136,062	645,031	2,491,031	1,177,932	1,313,099
License and filing	540,324	96,648	443,676	344,273	99,403
Option payments	6,362,855	-	6,362,855	3,699,792	2,663,063
Project administration	3,075,735	397,289	2,678,446	783,470	1,894,976
Recovery	(112,668)	-	(112,668)	(112,668)	-

	$22,069,572	$1,399,961	$20,669,611	$9,411,342	$11,258,269

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

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

At November 30, 2013, the Company had a reclamation bond of $15,000 (February 28, 2013: $15,000) for work done on the Holbrook Basin Property.

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

The Company has not made the required $250,000 payment that was due on December 1, 2013; therefore, the agreement is in default and the Company is in negotiations to amend the agreement.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Twin Butte Ranch, Arizona (Cont’d)
Upon exercising its option to purchase the entire Twin Butte Ranch, the Company must deliver a payment in the amount of $20,000,000 on or before January 6, 2016.

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

The Company has not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013; therefore, the agreement is in default and the Company is currently in negotiations to amend the agreement.

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

Mesa Uranium, Arizona
On August 31, 2010, the Company entered into an agreement to acquire 100% undivided interest in exploration permits within the Holbrook basin for the following consideration:

a)	500,000 shares of the Company upon TSX-V approval (issued with a fair value of $40,625);
b)	$20,000 within 90 days of the completion of next financing after the agreement date (paid);
c)	Minimum exploration expenditures of $19,518 in 2010 as required by the Arizona State Land Department (expended); and
d)	Maximum available assessment work credits or payments in lieu of the minimum requirements to keepthe claims in good standing.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Mesa Uranium, Arizona (Cont’d)
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

The court ruled that tender to the court was not sufficient; therefore, the cash and shares were released to the optionors on July 10, 2012. The fair value of the 1,400,000 shares was $271,936. The Company deposited a bond in the amount of $350,000 with the Court as security for the preliminary injunction, which was disclosed on the balance sheet as an injunction bond. During the nine months ended November 30, 2013, the injunction bond was returned to the Company. On September 10, 2012, the court granted the motion for a preliminary injunction, which enjoined the optionors from terminating the Ringbolt option agreement based upon the grounds alleged by the optionors.

On October 30, 2012, the Company entered into an amended option agreement (the “Amendment Agreement”) to acquire 100% undivided legal and beneficial interest in and to the Ringbolt Property, free and clear of all encumbrances in exploration leases, according to the following terms:

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Ringbolt Property, Arizona (Cont’d)

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 4 – CONVERTIBLE DEBENTURES

Issued during the nine month period ended November 30, 2013

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

In addition each holder of a Debenture received five common share purchase warrants for each US$1.00 of principal amount of the Debenture, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.19 per share for a period of one year from the date of issuance resulting in the Company issuing 1,425,000 warrants with an exercise price of US$0.19 for one year. The Company determined the fair value of the warrants to be $130,826 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 75%; Risk-free interest rate – 0.97%; Expected life – 1 year.

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

In addition each holder of a Debenture received five common share purchase warrants for each US$1.00 of principal amount of the Debenture, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.19 per share for a period of one year from the date of issuance resulting in the Company issuing 1,000,000 warrants with an exercise price of US$0.19 for one year. The Company determined the fair value of the warrants to be $62,896 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 75%; Risk-free interest rate – 0.97%; Expected life – 1 year.

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
(Expressed in United States dollars)
For the nine months ended November 30, 2013

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

	Nine months
Convertible Debenture	ended	Year ended
	November 30,	February 28,
	2013	2013
Balance, beginning	$1,624,128	$-
Subscriptions received	485,000	5,305,540
Subscriptions allocated to detachable share purchase warrants	(137,515)	(1,478,442)
Intrinsic beneficial conversion feature	(223,041)	(2,316,159)
Exercised – Transfer to Share Capital	(5,000)	-
Accretion	3,111,452	93,566
Interest	649,310	19,623
Balance, ending	$5,504,334	$1,624,128

The difference between the amount recorded to the Debentures on initial recognition and the value at the Maturity Date will be accreted using the effective interest rate method. During the nine month period ended November 30, 2013, $3,111,452 (year ended February 28, 2013 - $93,566), was expensed as a non-cash interest charge.

NOTE 5 – LOANS

Loans comprise certain advances from third parties and one related party (Note 6). As at November 30, 2013, the loans have no fixed repayment terms, are unsecured and do not bear interest.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	November 30,	February 28,
	2013	2013
Directors and companies controlled by directors of the Company	$866,319	$173,025

The following amounts due to related parties are included in loans:

		November 30,	February 28,
	Note	2013	2013
Director	5	$200,000	$-

Related party transactions

The following amounts due from related parties are included in amounts receivable:

	November 30,	February 28,
	2013	2013
Companies controlled by directors of the Company	$450	$10,890

The advance have no repayment date, is unsecured and do not bear any interest.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 6 – RELATED PARTY TRANSACTIONS (Cont’d)

The Company incurred the following transactions with directors, officers and companies that are controlled by directors and officers of the Company. The amounts include $368,905 Stock-based compensation issued during the nine month period ended November 30, 2013 (2012 - $Nil).

	Nine month period ended
	November 30,	November 30,
	2013	2012
Administration	$54,266	$18,460
Consulting fees	388,811	431,227
Management fees	575,238	502,620
Mineral exploration costs	660,034	271,200
	$1,678,349	$1,223,507

NOTE 7 – COMMON STOCK

Share Issuances:

On July 2, 2013 26,315, shares were issued pursuant to $5,000 Convertible Debentures being converted to shares.

On March 18, 2013, 41,666 warrants were exercised at CDN$0.20 per share for proceeds of US$8,157.

Stock options

The Company has adopted an incentive stock option plan, which provides that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the TSX-V requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 20% of the Company’s issued and outstanding common shares. Such options will be exercisable for a period of up to 10 years from the date of grant. In connection with the foregoing, the number of common shares reserved for issuance to any one optionee will not exceed five percent (5%) of the issued and outstanding common shares and the number of common shares reserved for issuance to all technical consultants will not exceed two percent (2%) of the issued and outstanding common shares. Options may be exercised no later than 90 days following cessation of the optionee’s position with the Company or 30 days following cessation of an optionee conducting investor relations activities' position.

The changes in options during the nine month period ended November 30, 2013 are as follows:

	Nine month period ended
	November 30, 2013
		Weighted average
	Number of	exercise price
	options	(CDN$)
Options outstanding, February 28, 2013	18,279,892	$0.31
Options granted	2,530,000	$0.18
Options forfeited	(2,476,267)	$0.29
Options outstanding, November 30, 2013	18,333,625	$0.29
Options exercisable, November 30, 2013	18,333,625	$0.29

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 7 – COMMON STOCK (Cont’d)

Stock options (Cont’d)

At August 31, 2013, the following stock options were outstanding:

Number of	Exercise price
Options	CDN$	Expiry date
145,625	0.10	November 16, 2015
1,450,000	0.32	January 10, 2016
5,027,000	0.20	February 11, 2016
921,500	0.20	March 03, 2016
1,501,000	0.59	June 21, 2016
1,490,500	0.42	September 12, 2016
3,800,000	0.38	January 20, 2017
1,468,000	0.21	February 19, 2018
2,530,000	0.21	July 02, 2018
18,333,625

The weighted average remaining contractual life of the outstanding stock options is 2.96 years.

Share purchase warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

Number of warrants

Warrants outstanding, February 29, 2012	50,800,333
Issued with private placements	27,751,608
Exercised	(9,602,701)
Expired	(20,364,428)

Warrants outstanding, February 28, 2013	48,584,812
Issued with debentures	2,425,000
Exercised	(41,666)

Warrants outstanding, November 30, 2013	50,968,146

At November 30, 2013 the following share purchase warrants were outstanding:

Number of	Exercise price		Expiry date
warrants	CDN$	USD$
20,791,538	0.20		January 11, 2014*
1,122,026	0.25		February 19, 2018
26,629,582		0.19	February 19, 2014
1,425,000		0.19	March 14, 2014
1,000,000		0.19	April 04, 2014
50,968,146

*Subsequent to November 30, 2013, these warrants expired unexercised.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2013

NOTE 8 – DERIVATIVE LIABILITY

	Nine months
	ended	Year ended
	November 30,	February 28,
	2013	2013
Balance, beginning	$1,619,786	$6,374,170
Fair value of warrants issued	-	216,796
Fair value of warrants exercised	(2,813)	(751,691)
Fair value change of warrants	(1,566,224)	(4,219,489)
Balance, ending	$50,749	$1,619,786

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		November 30, 2013		February 28, 2013
	Exercise
	Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
January 11, 2012	$0.20	20,791,538	$3,935	20,833,204	$1,406,500
February 19, 2013	$0.25	1,112,499	46,814	1,112,499	213,286
		21,904,037	$50,749	21,945,703	$1,619,786

Item 2.      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended November 30, 2013 and 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended November 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2013 audited financial statements, which were attached to our annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on May 31, 2013. The results of operations for the periods ended November 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview of our Business

We were incorporated on August 11, 1987 under the laws of Québec, Canada under the name “Bakertalc Inc.” On January 21, 1994, we changed our name to “Palace Explorations Inc.” On November 11, 1996, we changed our name to “X-Chequer Resources Inc.” On September 29, 2004 we changed our name to “International X-Chequer Resources Inc.” On October 18, 2007, we changed our name to “Passport Metals Inc.” On November 10, 2009 we changed our name to “Passport Potash Inc.” Effective April 26, 2011, we continued our governing corporate jurisdiction from the Province of Québec to the Province of British Columbia under the name “Passport Potash Inc.”

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

Under the terms of the Option Agreement, we acquired the option to purchase a 100% undivided interest in the deeded land and sub-surface mineral rights comprising the Twin Buttes Ranch property by making option payments totalling $500,000 over a four year period and, upon exercising our option to purchase, by paying $20,000,000 for the entire Twin Buttes Ranch including all sub-surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub-surface mineral rights.

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

On August 20, 2013, we further amended the Option Agreement to extend the term of the option agreement from August 28, 2013 to January 6, 2016 and provide for the payments of:

(i)

(i) $250,000 on the earlier of (a) within 30 days of closing our next round of financing which is a minimum $5 million, or (b) December 1, 2013 (this payment obligation survives any early termination of the Option Agreement by us or a termination resulting from an uncured breach by us),

(ii)	$250,000 on August 28, 2014; and

(iii)	$250,000 on May 1, 2015.

We have not made the required $250,000 payment that was due on December 1, 2013 and we are in negotiations to amend the agreement Option Agreement as amended on August 20, 2013. No default notice has been issued to date but the risk remains that we may not be successful in completing the amendment.

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

Details of the payments under the Option Agreement, as amended, are as follows:

(a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);

(b)	A payment of $25,000 on September 17, 2010 (paid);

(c)	A payment of $75,000 on December 1, 2010 (paid);

(d)	A payment of $150,000 on August 28, 2011 (paid);

(e)	A payment of $200,000 on August 28, 2012 (paid);

(f)	A payment of $250,000 on the earlier of (a) within 30 days of closing our next round of financing which is a minimum $5 million, or (b) December 1, 2013 (not paid);

(g)	A payment of $250,000 on August 28, 2014; and

(h)	A payment of $250,000 on May 1, 2015.

We have not made the required $250,000 payment that was due on December 1, 2013 and we are in negotiations to amend the Option Agreement as amended on August 20, 2013. No default notice has been issued to date but the risk remains that we may not be successful in completing the amendment.

Upon exercising our option to purchase the entire Twin Butte Ranch, we must deliver a payment in the amount of $1,000 on or before 5pm (Arizona time), January 6, 2016 (the option expiry date), followed by a payment of $19,999,000 within thirty days.

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

On November 8, 2012, but having an effective date of November 1, 2012, we and The Hopi Tribe, a federally recognized Indian Tribe, entered into a Joint Exploration Agreement (the ”JEA”) pursuant to which the parties agree to explore the Hopi land sections (the “Hopi Property”) which are checker-boarded with our southern landholdings in accordance with an exploration program, which shall consist of a two-phase drilling campaign as set out in Exhibit 2 to the JEA. The first phase of the exploration program will include 8 drill sites and will cover a 25,000 acre swath of the contiguous land sections in the DoBell ranch area of the Holbrook Basin. The second phase of drilling, which will be designed by ERCOSPLAN guided from the results from phase one, will include up to 10 additional drill sites. We will be responsible for all costs, charges and expenses incurred in connection with the exploration program.

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

On May 29, 2013, we entered into an agreement to amend and restate the agreement to the original property purchase agreement (the “Amended and Restated Agreement”) with Fitzgerald Living Trust for the purchase of the Fitzgerald Ranch, which also supersedes the amendment agreement dated November 8, 2012, as follows:

(a)	the purchase price has been increased to $17,000,000, of which $1,000,000 was paid and the balance is to be paid as follows:

	(i)	a payment of $500,000 on the earlier of October 31, 2013, or within 30 days of closing our next financing (not paid);

	(ii)	a payment of $500,000 to be paid on December 31, 2013 (not paid);

	(iii)	a payment of $1,000,000 to be paid on December 31, 2014; and

	(iv)	the balance of $14,000,000 to be paid on the closing of the sale which is on or before June 15, 2015;

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

We have not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013 and we are in negotiations to amend the Amended and Restated Agreement. No default notice has been issued under the Amended and Restated Agreement but the risk remains that we may not be successful in completing the amendment.

The Amended and Restated Agreement is subject to TSX Venture Exchange approval.

Joint Exploration Agreement with HNZ Potash, LLC

On July 27, 2012, we entered into a Joint Exploration Agreement (the “Agreement”) with HNZ Potash, LLC (“HNZ”) to jointly explore and potentially develop twenty-one permitted parcels in which we hold ASLD exploration permits and which are located on the southernmost area of our landholdings (the ”Permit Property”). The Permit Property is within HNZ’s private landholdings and has not been previously explored by us. Under the terms of the Agreement, HNZ has agreed to pay us 50% of certain costs previously incurred by us with respect to the Permit Property, which payment was received by us during the fiscal year ended February 28, 2013 and we have assigned a 50% interest in the Permit Property to HNZ. Each of the parties will be liable for 50% of the future costs relating to the permits.

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

Employees

As at November 30, 2013, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to November 30, 2013 as well as for the three and nine month periods ended November 30, 2013 and 2012:

					For the period
					May 22, 2007
					(inception of
					Exploration
	Three month periods ended		Nine month periods ended		Stage) to
	November 30,		November 30,		November 30,
	2013	2012	2013	2012	2013
Operating Expenses:
Administration	$15,036	$19,289	$100,496	$45,381	$1,003,355
Advertising	11,201	155,690	83,744	501,634	1,825,229
Business development	48,292	181,261	288,777	487,609	1,305,314
Consulting fees	227,741	181,054	558,716	494,912	8,780,430
Depreciation	41	55	123	165	2,340
Foreign exchange (gain) loss	(9,912)	(9,481)	9,393	134,466	142,896
Investor relations	72,963	82,157	213,653	270,828	1,471,450
Management fees	163,123	165,576	575,238	502,620	3,856,538
Mineral property impairment	-	-	-	-	652,784
Mineral property option payments and exploration costs	323,603	1,797,091	1,399,961	5,591,134	22,069,572
Office and miscellaneous	25,545	23,081	60,915	58,052	339,018
Professional fees	18,779	120,763	294,636	457,262	1,569,357
Property investigation costs	-	-	-	-	24,483
Transfer agent and filing fees	19,058	13,584	78,158	32,882	423,111
Net loss before other items	(915,470)	(2,730,120)	(3,663,810)	(8,576,945)	(43,465,877)

Other Items
Accretion expense	(1,035,052)	-	(3,111,452)	-	(3,205,018)
Change in fair value of derivative liability	54,711	(142,178)	1,566,224	4,853,604	6,347,063
Interest expense on convertible debentures	(216,363)	-	(649,310)	-	(668,933)
Interest income	-	3,043	-	27,571	90,216
Loss on debt settlement	-	-	-	-	(37,488)
Other Income	-	-	-	112,668	153,125
	(1,196,704)	(139,135)	(2,194,538)	4,993,843	2,678,965

Net loss	$(2,112,174)	$(2,869,255)	$(5,858,348)	$(3,583,102)	$(40,786,912)
Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Weighted average number of shares outstanding during the year – basic and diluted	183,619,388	175,256,968	183,604,795	172,211,630

Results of Operations for the three month periods ended November 30, 2013 and 2012

Revenues

During the three month periods ended November 30, 2013 and 2012, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three month period ended November 30, 2013 were $915,470 as compared to $2,730,120 during the three month period ended November 30, 2012. Significant changes and expenditures are outlined as follows:

  Administration expenses were $15,036 and $19,289 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease was mainly due to a related party delivering administrative service at a discount during the three month period ended November 30, 2013.

  Advertising expenses were $11,201 and $155,690 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the three month period ended November 30, 2013.

  Business Development expenses were $48,292 and $181,261 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease was due to less travel expenses and attending fewer conventions during the three month period ended November 30, 2013.

  Consulting fees were $227,741 and $181,054 for the three month periods ended November 30, 2013 and 2012, respectively. The increase was mainly due to an increase in expenses paid to outside consultants during the three month period ended November 30, 2013.

  Depreciation expense was $41 and $55 for the three month periods ended November 30, 2013 and 2012, respectively.

  Foreign exchange (gain) loss was ($9,912) and ($9,481) for the three month periods ended November 30, 2013 and 2012, respectively. The increase in the foreign exchange gain for the three month period ended November 30, 2013 compared to a gain for the three month period ended November 30, 2012 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $72,963 and $82,157 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease was due to a decrease in investor relations activity during the three month period ended November 30, 2013.

  Management fees were $163,123 and $165,576 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease in management fees was due to less compensation paid during the three month period ended November 30, 2013, as the Company was less active.

  Mineral property option payments and exploration costs were $323,603 and $1,797,091 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease was mainly due to the Company incurring less option payments and exploration costs during the three month period ended November 30, 2013.

  Office and miscellaneous expenses were $25,545 and $23,081 for the three month periods ended November 30, 2013 and 2012, respectively. The increase was due to a slight increase in expenses during the three month period ended November 30, 2013.

  Professional fees were $18,779 and $120,763 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease was due to a decrease in legal costs to operating activities and regulatory filings with respect to the Company during the three month period ended November 30, 2013.

  Transfer agent and filing fees were $19,058 and $13,584 for the three month periods ended November 30, 2013 and 2012, respectively. The increase was due to an increase in the services being provided by the transfer agent during the three month period ended November 30, 2013.

Other Items

During the three month period ended November 30, 2013, our other items accounted for $1,196,704 in expenses as compared to $139,135 in expenses for the three month period ended November 30, 2012. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was ($1,035,052) and $Nil for the three month periods ended November 30, 2013 and 2012, respectively. The accretion was due to the outstanding convertible debentures that were issued during February to April of 2013.

  Change in derivative liability was $54,711 and ($142,178) for the three month periods ended November 30, 2013 and 2012, respectively. The change in derivative liability was due to a decrease in the outstanding term of the warrants denominated in Canadian dollars which resulted in a change in the value of the derivative liability. These factors were more pronounced in the three month period ended November 30, 2012 as compared to the three month period ended November 30, 2013.

  Interest expense on convertible debentures was ($216,363) and $Nil for the three month periods ended November 30, 2013 and 2012, respectively. The increase was due to the issuance of convertible debentures during the period February to April of 2013 and the effect measured during the three month period ended November, 2013.

  Interest income was $Nil and $3,043 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease was due to the Company having less funds in short term interest bearing securities during November 30 of 2013.

Net Loss

The net loss was $2,112,174 and $2,869,255 for the three month periods ended November 30, 2013 and 2012, respectively. The decrease in net loss of $757,081 resulted primarily from there being a decrease in spending on mineral interests of $1,797,091 in the three month period ended November 30, 2012 compared to $323,603 in the three month period ended November 30, 2013. There were also an accretion expense of $1,035,052 in the three month period ended November 30, 2013, interest expense on convertible debentures of $216,363 in the three month period ended November 30, 2013, as well as a result of a reduction in administration expenses, advertising expenses, business development expenses, investor relations expenses and professional fees, which was offset by an increase in consulting fees and transfer agent and filing fees.

Results of Operations for the nine month periods ended November 30, 2013 and 2012

Revenues

During the nine month periods ended November 30, 2013 and 2012, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the nine month period ended November 30, 2013 were $3,663,810 as compared to $8,576,945 during the nine month period ended November 30, 2012. Significant changes and expenditures are outlined as follows:

  Administration expenses were $100,496 and $45,381 for the nine month periods ended November 30, 2013 and 2012, respectively. The increase was mainly due to non-cash stock based compensation paid to administrative service providers during the nine month period ended November 30, 2013.

  Advertising expenses were $83,744 and $501,634 for the nine month periods ended November 30, 2013 and 2012, respectively. The decrease was due to less promotion purposes to increase market awareness of the Company during the nine month period ended November 30, 2013.

  Business Development expenses were $288,777 and $487,609 for the nine month periods ended November 30, 2013 and 2012, respectively. The decrease was due to less travel expenses and attending fewer conventions during the nine month period ended November 30, 2013.

  Consulting fees were $558,716 and $494,912 for the nine month periods ended November 30, 2013 and 2012, respectively. Although consulting fee expenses decreased during the nine month period ended November 30, 2013, the non-cash stock based compensation paid to consultants resulted in an increase in consulting fee expenses during the nine month period ended November 30, 2013.

  Depreciation expense was $123 and $165 for the nine month periods ended November 30, 2013 and 2012, respectively.

  Foreign exchange loss (gain) was $9,393 and $134,466 for the nine month periods ended November 30, 2013 and 2012, respectively. The decrease in the foreign exchange loss for the nine month period ended November 30, 2013 compared to the nine month period ended November 30, 2012 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $213,653 and $270,828 for the nine month periods ended November 30, 2013 and 2012, respectively. The actual invoiced expenses for investor relations expenses increased during the nine month period ended November 30, 2013, however, there was no non-cash stock based compensation included compared to the prior year, which resulted in a net decrease of this expense item during the nine month period ended November 30, 2013.

  Management fees were $575,238 and $502,620 for the nine month periods ended November 30, 2013 and 2012, respectively. The increase in management fees was mainly due to non-cash stock based compensation paid during the nine month period ended November 30, 2013.

  Mineral property option payments and exploration costs were $1,399,961 and $5,591,134 for the nine month periods ended November 30, 2013 and 2012, respectively. The decrease was due to the Company incurring less option payments and exploration costs during the nine month period ended November 30, 2013.

  Office and miscellaneous expenses were consistent with $60,915 and $58,052 for the nine month periods ended November 30, 2013 and 2012, respectively.

  Professional fees were $294,636 and $457,262 for the nine month periods ended November 30, 2013 and 2012, respectively. The decrease was due to a decrease in legal, operating activities and regulatory filings with respect to the Company during the nine month period ended November 30, 2013.

  Transfer agent and filing fees were $78,158 and $32,882 for the nine month periods ended November 30, 2013 and 2012, respectively. The increase was due to an increase in the services being provided by the transfer agent during the nine month period ended November 30, 2013.

Other Items

During the nine month period ended November 30, 2013, our other items accounted for $2,194,538 in expenses as compared to $4,993,843 in income for the nine month period ended November 30, 2012. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was ($3,111,452) and $Nil for the nine month periods ended November 30, 2013 and 2012, respectively. The accretion was due to the outstanding convertible debentures that were issued during February to April 2013.

  Change in derivative liability was $1,566,224 and $4,853,604 for the nine month periods ended November 30, 2013 and 2012, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability. These factors were more pronounced in the nine month period ended November 30, 2012 as compared to the nine month period ended November 30, 2013.

  Interest expense on convertible debentures was ($649,310) and $Nil for the nine month periods ended November 30, 2013 and 2012, respectively. The increase was due to the issuance of convertible debentures during February to April of 2013.

  Interest income was $Nil and $27,571 for the nine month periods ended November 30, 2013 and 2012, respectively. The decrease was due to the Company having less funds in short term interest bearing securities during the nine month period ended November 30, 2013.

Net Loss

The net loss was $5,858,348 and $3,583,102 for the nine month periods ended November 30, 2013 and 2012, respectively. The increase in net loss of $2,275,246 resulted primarily from there being a decrease in the derivative liability of $3,287,380 in the nine month period ended November 30, 2012 from $4,853,604 compared to $1,566,224 in the nine month period ended November 30, 2013. There were also an accretion expense of $3,111,452 in the nine month period ended November 30, 2013, interest expense on convertible debentures of $649,310 in the nine month period ended November 30, 2013, as well as a result of a reduction in advertising expenses, business development expenses, foreign exchange loss, investor relations expenses, mineral property option payments and exploration costs, and professional fees, which was offset by an increase in administration expenses, consulting fees, management fees and transfer agent and filing fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at November 30, 2013, our current assets were $253,700 and our current liabilities was $7,654,991 including a derivative liability of $50,749, resulting in a working capital deficit of $7,401,291. Our current assets as at November 30, 2013 consisted of cash and cash equivalents of $103,041, receivables of $18,908, prepaid expenses of $123,249 and deferred issuance costs of $8,502. Our current liabilities as at November 30, 2013 consisted of trade payables and accrued liabilities of $1,599,180, convertible debentures liability of $5,504,334, derivative liability of $50,749 and loans of $500,728.

During the nine month period ended November 30, 2013, we received cash of $641,390 being $132,505 (2012: Nil) for debentures issued – net of issue costs, and $8,157 (2012: $962,613) for proceeds on issuance of common shares upon the exercise of warrants and loans of $500,728 (2012:$Nil). At November 30, 2013, we had an aggregate of 50,968,146 (February 28, 2013: 48,584,812) share purchase warrants exercisable, between $0.20 and $0.25 (CAD$0.20 and CAD$0.25) and for US$0.19 per share, which have the potential upon exercise to convert to approximately US$5,520,371 plus CAD$4,438,814 in cash over the next year. Further as at November 30, 2013, a total of 18,333,625 (February 28, 2013: 18,279,892) stock options exercisable between $0.10 and $0.59 (CAD$0.10 and CAD$0.59) per share which have the potential upon exercise to generate a total of approximately $5,536,609 (CAD$5,536,609) in cash over the next five years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($34,928,564) as at February 28, 2013 to ($40,786,912) as at November 30, 2013.

Our plan of operations over the next twelve months is to focus on the following:

  Payments to Fitzgerald Living Trust under the Amended and Restated Agreement of $500,000 on the earlier of either October 31, 2013 or within 30 days of closing our next financing, and $500,000 on December 31, 2013.

  We have not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013 and we are in negotiations to amend the agreement.

  Payments to Twin Buttes Ranch, LLC under the amended option agreement for the acquisition of the Twin Buttes Ranch property which requires a payment of $250,000 on the earlier of December 1, 2013 or within 30 days of closing a financing and a payment of $250,000 on or before August 28, 2014. We have not made the required $250,000 payment that was due on December 1, 2013 and we are in negotiations to amend the agreement.

  Unless earlier converted, repay the outstanding convertible debentures in the amount of $5,785,540.

  Completion of Phase 1 of our planned exploration program which requires approximately $7,500,000.

Therefore, based on the above, we anticipate that we will require a total of approximately $14,785,540 for our plan of operations over the next twelve months. At November 30, 2013, we had cash of $103,041 and a working capital deficit of $7,401,291. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cashflows

During the nine month period ended November 30, 2013, our net cash decreased by $1,540,730, which included net cash used in operating activities of ($2,182,120), net cash used in investing activities of $Nil and net cash provided by financing activities of $641,390.

During the fiscal year ended February 28, 2013, our net cash decreased by $6,955,239, which included net cash used in operating activities of ($12,788,940), net cash used in investing activities of ($1,050,000) and net cash provided by financing activities of $6,883,701.

Cash Flow used in Operating Activities

Operating activities in the nine months ended November 30, 2013 used cash of ($2,182,120) compared to ($8,302,242) in the nine months ended November 30, 2012. Significant changes in cash used in operating activities are outlined as follows:

  Mineral property option payments and exploration costs, excluding non-cash items such as stock-based compensation were $1,242,484 for the nine month period ended November 30, 2013 compared to $5,591,134 for the nine month period ended November 30, 2012.

  Other operating expenses, excluding non-cash items such as stock-based compensation, depreciation and amortization, totaled $2,052,298 for the nine month period ended November 30, 2013 compared to $2,886,388 for the nine month period ended November 30, 2012.

  Change in working capital items resulted in a net increase in cash of $1,083,129 in the nine months ended November 30, 2013 compared to a decrease in cash of $282,490 in the nine months ended November 30, 2012.

  Interest income was $Nil and $27,571 for the nine month periods ended November 30, 2013 and 2012, respectively.

Cash Flow used in Investing Activities

During the nine month period ended November 30, 2013, investing activities used cash of $Nil as compared to $1,050,000 during the nine month period ended November 30, 2012. Investing activities during the nine month period ended November 30, 2012 consisted of (i) long term deposits of $750,000 and (ii) mineral property acquisition costs of $300,000.

Cash Flow provided by Financing Activities

During the nine month period ended November 30, 2013, cash provided by financing activities consisted of (i) proceeds from issuance of debentures – net of issue costs of $132,505, (ii) proceeds on issuance of common shares upon the exercise of warrants of $8,157 and (iii) proceeds from loans issued $500,728. During the nine month period ended November 30, 2012, financing activities provided net cash of $1,090,713 from the proceeds on issuance of common shares upon the exercise of warrants and subscriptions received.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

On January 11, 2014, an amount of 20,791,538 warrants at CAD$0.20 expired unexercised.

Outstanding share data

At November 30, 2013, we had 183,619,388 issued and outstanding common shares, 18,333,625 outstanding stock options at a weighted average exercise price of $0.29 (CAD$0.29) per share, and 50,968,146 outstanding warrants at a weighted average exercise price of $0.20 (CAD$0.20) per share.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of November 30, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration(2)
3.1.2	Certificate of Modification, dated January 21, 1994(2)
3.1.3	Certificate of Modification, dated November 11, 1996(2)
3.1.4	Certificate of Modification, dated June 16, 2004(2)
3.1.5	Certificate of Modification, dated October 17, 2007(2)
3.1.6	Certificate of Modification, dated November 10, 2009(2)
3.1.7	Certificate of Continuation, dated April 26, 2011(3)
3.1.8	Notice of Articles, dated May 31, 2012(3)
3.2	Articles(1)
3.3	Articles as altered on September 12, 2013(13)
4.1	Share Option Plan(1)
4.2	Share Rights Plan(1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008(2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009(1)
10.3	Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009(3)
10.4	Amendment Agreement to Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010(1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010(1)

Exhibit No.	Document
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010(3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010(3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011(3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011(3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012(3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012(2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012(2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012(4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012(5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012(5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012(6)
10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013(8)
10.18	Form of Placement Agent Agreement (12)
10.19	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009(12)
10.20	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
10.21	Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009 (included in Exhibit 10.19)(12)
10.22	Amendment to Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)

Exhibit No.	Document
20.1	Advance Notice Policy, dated July 22, 2013(10)
21.1	Subsidiaries of the Issuer(8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011(3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011(2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012(3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012(2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012(2)
99.6	Form of Convertible Debenture(7)
99.7	Consulting Agreement between Schlumpberger Inc. and Passport Potash Inc., dated June 3, 2013(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:

(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on May 31, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on July 15, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on July 24, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on August 23, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 4) as filed with the SEC on August 26, 2013 and incorporated herein by reference.
(13)	Field as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on October 15, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: January 14, 2014

By:	/s/ Laara Shaffer
Laara Shaffer
Chief Financial Officer and a director
(Principal Financial Officer and Principal Accounting Officer)
Date: January 14, 2014