Form 10-K
period 2014-02-28
PASSPORT POTASH INC
filed 2014-06-13
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

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

i

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of August 30, 2013, computed by reference to the price at which such stock was last sold on the OTCQX ($0.10 per share) on that date, was approximately $13,274,699.

The registrant had 109,490,859 shares of common stock outstanding as of June 2, 2014.

__________

ii

__________

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

Effective March 13, 2014, we effected a share consolidation (reverse stock split) of our issued and outstanding shares of common stock on a basis of two (2) old shares for one (1) new share.

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta, Ontario and Québec and our common shares are listed for trading on the TSX Venture Exchange (the “TSX-V”) under the trading symbol “PPI”.

Our head and principal office is located at 608 - 1199 West Pender Street, Vancouver, British Columbia, Canada, V6E 2R1.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral resource properties. We currently have an interest in or have the right to earn an interest in eight properties: Southwest Exploration Property, Twin Butte Ranch, Sweetwater/American Potash, Mesa Uranium, Ringbolt Property, Joint Exploration Agreement with the Hopi Tribe, Fitzgerald Ranch and Joint Exploration Agreement with HNZ Potash, which are all located in Arizona. We are currently in default under the option agreement to acquire the Twin Buttes Ranch and the purchase agreement to acquire the Fitzgerald Ranch, however, we are in continuing negotiations to amend these agreements. We have not established any proven or probable reserves on our mineral property interests and we are not in actual development or production of any mineral deposit at this time. We are an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

Our independent auditors’ report accompanying our February 28, 2014 and February 28, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Intercorporate Relationships

The chart below illustrates our corporate structure, including our subsidiaries, which are all wholly owned, and the jurisdictions of incorporation.

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

We completed the exercise of our option to purchase the 100% interest in the Southwest claims and the purchase of the 1% net smelter royalty in an agreement dated February 13, 2012. The Southwest permits are held by PPI Holding Corporation, our wholly owned subsidiary.

Twin Buttes Ranch Property

On August 28, 2009, as amended, we entered into a four-year lease with an option to purchase (the “Lease & Option Agreement”) with Twin Buttes Ranch, LLC respecting the Twin Buttes Ranch located in the potash-bearing Holbrook Basin of east-central Arizona. The Twin Buttes Ranch comprises some 28,526 acres (11,544 hectares) of private deeded land with 76.7% or approximately 21,894 acres (8,860 hectares) overlying the potash horizons within the Holbrook Basin.

Under the terms of the Lease & Option Agreement, we may acquire a 100% undivided interest in the deeded land and sub-surface mineral rights comprising the Twin Buttes Ranch property by making lease payments totaling $1,250,000 over five and a half years and, upon exercising our option to purchase, by paying $20,000,000 for the entire Twin Buttes Ranch including all sub-surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub-surface mineral rights.

On December 4, 2009, we entered into an amendment to the Lease & Option Agreement whereby we signed a mining lease with Twin Buttes Ranch, LLC on the Twin Buttes Ranch with a term from December 4, 2009 through August 28, 2013 subject to early termination as provided in the Lease & Option Agreement. Under the mining lease, we are entitled to explore, develop, mine, remove, treat and produce all ores, minerals and metals on Twin Buttes Ranch solely for the purpose of determining the existence of potash and the economic feasibility of the purchase and development of the property. In consideration, we shall remain current in our option payments under the Lease & Option Agreement and keep all terms of the Lease & Option Agreement in good standing.

On September 7, 2010, we amended the terms of the Lease & Option Agreement to provide for an extension of a portion of the initial cash payment until December 1, 2010.

On August 20, 2013, we further amended the Lease & Option Agreement to extend the term of the option agreement from August 28, 2013 to January 6, 2016 and provide for the payments of:

(i)

(i) $250,000 on the earlier of (a) within 30 days of closing our next round of financing which is a minimum $5 million, or (b) December 1, 2013 (this payment obligation survives any early termination of the Lease & Option Agreement by us or a termination resulting from an uncured breach by us),

(ii)	$250,000 on August 28, 2014; and

(iii)	$250,000 on May 1, 2015.

Concurrently with the amendment to the Lease & Option Agreement, we also amended the mining lease to provide that the term of the lease will end on the expiration or earlier termination of the Lease & Option Agreement, except in the event that we exercise our option pursuant to the Lease & Option Agreement in which event the term shall end on the closing date of the Lease & Option Agreement, and any subsequent amendments thereto.

Details of the payments under the Lease & Option Agreement, as amended, are as follows:

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

We have not made the required $250,000 payment that was due on December 1, 2013; therefore, the agreement is in default and we are in negotiations to further amend the Option Agreement as last amended on August 20, 2013. A default notice was issued and Twin Buttes Ranch, LLC has the right to terminate the agreement, however, we are continuing negotiations, but the risk remains that we may not be successful in completing the amendment.

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

The amendment agreement and the second amendment agreement to the Ringbolt Option Agreement were approved by the TSX Venture Exchange on February 27, 2013, and all payments except the $1,250,000 due on October 31, 2014, have been paid. The permits are held by PPI East Block Holding Corp., our wholly owned subsidiary.

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

We have not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013; therefore, the Amended and Restated Agreement is in default and $975,000 capitalized to long-term deposits has been written-off as at the year ended February 28, 2014. We are in negotiations to amend the Amended and Restated Agreement. No default notice has been issued under the Amended and Restated Agreement but the risk remains that we may not be successful in completing the amendment.

The Amended and Restated Agreement is subject to TSX Venture Exchange approval.

Joint Exploration Agreement with HNZ Potash, LLC

On July 27, 2012, we entered into a Joint Exploration Agreement (the “Agreement”) with HNZ Potash, LLC (“HNZ”) to jointly explore and potentially develop twenty-one permitted parcels in which we hold ASLD exploration permits and which are located on the southernmost area of our landholdings (the ”Permit Property”). The Permit Property is within HNZ’s private landholdings and has not been previously explored by us. Under the terms of the Agreement, HNZ has agreed to pay us 50% of certain costs previously incurred by us with respect to the Permit Property, which payment was received by us during the fiscal year ended February 28, 2013 and we have assigned a 50% interest in the Permit Property to HNZ. Each of the parties will be liable for 50% of the future costs relating to the permits. Our interest in the permits are held by PPI Holding Corporation, our wholly owned subsidiary.

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

Additional Exploration Permits

On May 30, 2013, we announced that we had received nine new exploration permits from the ASLD, adding 4,703.66 acres of Arizona State trust land to our land package. These additional permits are on Arizona State trust land sections that had been closed to development related to the proposed expansion of the Petrified Forest National Park. Seven of the sections lie within our private landholdings, while the other two border the Hopi Property development area and abut the south border of the Petrified Forest National Park. Almost all of these permits are held by PPI West Block Holding Corp., our wholly owned subsidiary, with a few permits being held by PPI Holding Corporation, our wholly owned subsidiary.

Business Operations

Corporate Summary

Our principal focus is our Holbrook Basin potash project (the “Holbrook Basin Project”) comprised of exploration permits and claims, some of which we hold directly and others which are subject to option, a lease over with an option to purchase the Twin Buttes Ranch property, and a purchase agreement for the Fitzgerald Ranch property, which the agreements for the Twin Buttes Ranch and the Fitzgerald Ranch properties are currently in default, however, we are in continuing negotiations to amend these agreements. Our interest in our Holbrook Basin Project is comprised of 87 Arizona State Land Department exploration permits, full or partial interests in 132 private land sections (which are currently in default) and 4 prospecting permits on federal land managed by the Bureau of Land Management, which are all located within the Holbrook Basin.

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

Demand for Potash

Potash demand depends primarily on the demand for fertilizer, which is based on the total planted acreage, crop mix, soil characteristics, fertilizer application rates, crop yields and farm income. Each of these factors is affected by current and projected grain stocks and prices, agricultural policies, improvements in agronomic efficiency, fertilizer application rates and weather. From 2000 to 2010, global consumption of potash as a fertilizer grew at a compound annual growth rate (“CAGR”) of 2.6% per year according to Fertecon. World potash fertilizer consumption was 23.7 million tonnes in 2010, 27.5 million tonnes in 2011, 28.9 million tonnes in 2012, 29 million tonnes in 2013 and is expected to increase from a total of 29 million tonnes in 2013 to 33.4 million tonnes in 2018 with an annual per annum growth rate of 3.0 percent according to the International Fertilizer Industry Association.

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

Source: Fertecon

Based on demand growth expectations, and assuming normal effective capacity utilization rates and timely completion of all announced capacity expansions, Fertecon projects the global potash market to grow from 34.6 million tonnes of K2O total sales in 2010 to 46.6million tonnes in 2020.

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

Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency and the Bureau of Land Management (“BLM”) as well as the various state environmental protection agencies. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

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

The Minerals Section of the Arizona State Land Department is responsible for mining/mineral activities on Arizona State Trust land. Exploration Permits and Mining Leases are governed by: Arizona Revised Statutes Title 27, Minerals, Oil and Gas; Title 37 Public Lands; Title 41 State Government; and Arizona Administrative Code Title 12 Natural Resources, Chapter 5. In order to explore for minerals on Arizona State Trust lands we are required to comply with the following:

•	A non-refundable filing fee of $500.00 is required for each application.
•	An environmental disclosure questionnaire must accompany each application.
•	A maximum 640 acres or 1 whole section is permitted per application.
•	An exploration permit is valid for one (1) year, renewable up to five (5) years.
•	Lease boundaries, access routes, mine workings, roads, water sources, residences, utilities, etc. must be plotted separately on a USGS Topographic Map included with the application.
•

The application must be signed by the applicant(s) or an authorized agent. If an agent is filing for the applicant, a notarized Power of Attorney must be filled with the Department. The filing fee for a Power of Attorney is $50.00.

•	The processing of an Exploration Permit takes a minimum of sixty (60) days.
•	The Application is reviewed by the ASLD Minerals Section and if necessary, other ASLD divisions, outside agencies and any interested parties.
•	Rent is $2.00 per acre for first year which includes the second year and $1.00 per acre per year for years three through five.
•	An Exploration Plan of Operation must be submitted annually and approved by the ASLD prior to startup of exploration activities.
•

If any surface disturbance is planned as part of the exploration activities, Archaeological and Biological surveys as well as any other applicable permits must be submitted for ASLD review (three (3) copies of each and an electronic copy in pdf format).

•

A bond is established based on the proposed exploration activities. Typically a $3,000.00 bond is required for a single permit or a blanket bond of $15,000.00 for five or more permits held by an individual or company.

•	Minimum work expenditure requirements are:
•	$10 per acre per year for years 1-2;
•	$20 per acre per year for years 3-5; and
•

Proof of work expenditures must be submitted to the ASLD Minerals Section each year in the form of invoice and paid receipts. If no work was completed on-site, the applicant can pay the equal amount to the department.

•	An exploration permit is not a right to mine.

If discovery of a valuable mineral deposit is made, the permitee must apply for a mineral lease before actual mining activities can begin.

Prospecting on Federal lands is administered by the BLM. Prospecting Permits are covered by the Public Domain Mineral Leasing Act of 1920, as amended (30 U.S.C. 181 et seq.), the Acquired Lands Mineral Leasing Act of 1947, as amended (30 U.S.C. 351-359), and the Federal Land Policy Management Act of 1976 (FLPMA), (43 U.S.C. 1701 et seq.) which authorizes the management and use of the public lands. The regulations governing these minerals are found in the 43 CFR 3500 regulations.

We have applied for prospecting permits with the BLM but have not yet been granted permission to begin exploration activities. The permits are still in process.

Employees

As at February 28, 2014, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

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

We may not be able to successfully negotiate amendments to the acquisition agreements relating to the Twin Buttes Ranch property or the Fitzgerald Ranch property, which may have an adverse effect on the value of our common stock.

We are currently in default under (i) the Lease & Option Agreement we entered into with Twin Buttes Ranch, LLC to purchase the Twin Buttes Ranch, and (ii) the purchase agreement with the co-trustees of the Fitzgerald Living Trust to acquire the Fitzgerald Ranch. As a result of such default on the purchase agreement for the Fitzgerlad Ranch, we have written-off $975,000 capitalized to long term deposits. If we are not able to negotiate a further amendment to such agreements, then we may lose the ability to acquire such lands, which reduce our potential landholdings in the Holbrook Basin and would likely result in a decrease in the value of our common stock.

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

We have a history of operating losses, expect to continue to incur losses, are considered to be in the exploration stage, and may never be profitable. Further, we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a net loss totaling $8,836,184 in the year ended February 28, 2014, and incurred net loss of $9,474,700 in the year ended February 28, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended February 28, 2014, indicating that we have incurred losses since inception of the exploration stage of $43,764,748 which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Joshua Bleak, our President CEO and a director, Michael X. Schlumpberger, our Chief Operating Officer, as well as John Eckersley, our Executive Vice President and a director, serve full time (40 hours per week). All of the other directors and officers only provide services to us on a part time basis as follows:

Bill Allred (Chief Financial Officer) - 10 hours per week;
Ali Rahimtula (director) – 10 hours per week;
David Salisbury (director) – 10 hours per week; and
Frank Högel (Vice Chairman and director) - 10 hours per week.

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

Description of Mineral Properties

Holbrook Basin

Our principal asset is the Holbrook Basin Project. The Holbrook Basin Project is comprised of 87 Arizona State Land Department exploration permits, full or partial interests in 132 private land sections and 4 prospecting permits on federal land managed by the Bureau of Land Management, which are all located within the Holbrook Basin. Our private land interests are comprised of a lease over with an option to purchase the Twin Buttes Ranch property (51 sections), and a purchase agreement for the Fitzgerald Ranch property (81 sections), which agreements are currently in default, however, we are in continuing negotiations to amend these agreements.

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

Figure 1: Location of the Holbrook Basin Project.

Property Titles

The Holbrook Basin Project consists of full/partial interests in 132 sections of private land (which are currently in default) covering a total of 70,098.19 acres, 87 Arizona State Land Department (“ASLD”) exploration permits covering an area of 48,768.46 acres and 4 prospecting permits on federal land managed by the Bureau of Land Management covering a total of 7,054.56 acres all within the Holbrook Basin. Our ownership interest in each of the properties and exploration permits comprising the Holbrook Basin Project are described above under “Item 1. Business – Recent History.”

Private Land

Through a lease purchase agreement with Twin Buttes Ranch, LLC, which is currently in default, we control five parcels of private land totaling 28,534.06 acres in Navajo County. The lease ends on January 6, 2016 unless it is terminated sooner for being in default.

Through a purchase agreement with the Fitzgerald Living Trust, which is currently in default, we control 41,564.13 acres of private land in Navajo County. The closing of the purchase agreement is expected to take place on June 15, 2015, unless terminated sooner for being in default.

Bureau of Land Management

We have submitted four prospecting permit applications with the Bureau of Land Management on federal land totaling 7,054.56 acres through the Southwest Option Agreement with Southwest Exploration, Inc., dated September 30, 2008. The land is administered by the Bureau of Land Management and our prospecting permit applications are currently being reviewed.

Arizona State Trust Land

As a Canadian corporation, we are unable to hold any ASLD exploration permits on our own behalf. Therefore, we formed three wholly owned subsidiaries, PPI Holding Corp., PPI East Block Holding Corp. and PPI West Blolck Holding Corp., all Arizona corporations, to hold all exploration permits. The ASLD permits, which we acquired through lease options with Southwest Exploration, Inc., Mesa Uranium Corp. and Sweetwater River Resources, LLC/American Potash, LLC, were acquired contractually by PPI Holding Corp. An option agreement with Ringbolt Ventures Ltd., Potash Green, LLC, and others was made to acquire another 25 mineral exploration permits on State Trust land. The permits from the Ringbolt Option Agreement are currently held by PPI East Block Holding Corp. The nature of each agreement is listed above in “Item 1. Business – Recent History.” All ASLD fees and work expenditure requirements are current with respect to the 87 permits. We can apply for and acquire state leases on that acreage once a potential resource has been sufficiently demonstrated.

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

Permission to perform exploration drilling on federal lands has been granted by the BLM. Therefore, either a Notice of Intent (<5.0 acres/ 0.02 km² surface disturbance; obtainable within 30-60 days) or a Plan of Operations (>5.0 acres/ 0.02 km² surface disturbance) has to be submitted, depending on the amount of surface disturbance that is planned (43 CFR 3809.11 and 43 CFR 3809.21) . Depending on the nature of the intended work, the level of required reclamation bonding, the need for archeological surveys and other factors determined by the BLM, a Plan of Operations can take several months for approval.

Expiry Date of Permits

ASLD Exploration Permits

2014			2015			2016			2018	
	Permit #	Expiration Date		Permit #	Expiration Date		Permit #	Expiration Date		Permit #	Expiration Date
1	08-113917	10/21/14	23	08-114065	05/12/15	53	08-115438	02/29/16	58	08-117009	06/27/18
2	08-113918	10/21/14	24	08-114067	05/12/15	54	08-115439	02/29/16	59	08-117010	06/27/18
3	08-113919	10/21/14	25	08-114076	05/12/15	55	08-115440	02/29/16	60	08-117011	06/27/18
4	08-113921	10/21/14	26	08-114982	10/20/15	56	08-115441	02/29/16	61	08-117012	06/27/18
5	08-113986	10/21/14	27	08-114983	10/20/15	57	08-115442	02/29/16	62	08-117013	06/27/18
6	08-113987	10/21/14	28	08-114984	10/20/15				63	08-117014	06/27/18
7	08-113988	10/21/14	29	08-114985	10/20/15				64	08-117015	06/27/18
8	08-113989	10/21/14	30	08-114986	10/20/15				65	08-117016	06/27/18
9	08-113990	10/21/14	31	08-114987	10/20/15				66	08-117017	06/27/18
10	08-113991	10/21/14	32	08-114988	10/20/15				67	08-117273	12/11/18
11	08-113992	10/21/14	33	08-114989	10/20/15				68	08-117274	12/11/18
12	08-113993	10/21/14	34	08-115078	12/22/15				69	08-117275	12/11/18
13	08-113994	10/21/14	35	08-115079	12/22/15				70	08-117276	12/11/18
14	08-113995	10/21/14	36	08-115080	12/22/15				71	08-117277	12/11/18
15	08-113996	10/21/14	37	08-115081	12/22/15				72	08-117278	12/11/18
16	08-114252	11/12/14	38	08-115087	12/29/15				73	08-117279	12/11/18
17	08-114253	11/12/14	39	08-115088	12/29/15				74	08-117280	12/11/18
18	08-114254	11/12/14	40	08-115089	12/29/15				75	08-117281	12/11/18
19	08-114255	11/12/14	41	08-115090	12/29/15				76	08-117285	12/11/18
20	08-114256	11/12/14	42	08-115091	12/29/15				77	08-117282	12/11/18
21	08-114257	11/12/14	43	08-115092	12/29/15				78	08-117283	12/11/18
22	08-114258	11/12/14	44	08-115093	12/29/15				79	08-117284	12/11/18
			45	08-115094	12/29/15				80	08-117286	12/11/18
			46	08-115095	12/29/15				81	08-117287	12/11/18
			47	08-115096	12/29/15				82	08-117288	12/11/18
			48	08-115097	12/29/15				83	08-117318	In Process
			49	08-115098	12/29/15				84	08-117315	In Process
			50	08-115099	12/29/15				85	08-117314	In Process
			51	08-115100	12/29/15				86	08-117317	In Process
			52	08-115101	12/29/15				87	08-117316	In Process

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

Annual Payments and Work Requirements

ASLD Exploration Permits

ASLD exploration permit expenses are our responsibility and include renewal fees, rental fees and exploration expenditure requirements. The following table sets out the aforementioned fees and expenditures on the ASLD exploration permits to which we hold or to which we have an interest in or have the right to earn an interest:

Lessee(s)	Permit #	Effective Date	Expiration Date	Renewal Date	Renewal Fee	Rental Fee Years 1-2 [total]	Rental Fee Years 3-5 [per year]	Exploration Requirement Years 1-2	Exploration Requirement Years 3-5
PPI East Block Holding Corp.	08-113917	10/22/09	10/21/14	10/21/14	$500.00	$1,278.44	$639.22	$6,392.20	$12,784.40
PPI East Block Holding Corp.	08-113918	10/22/09	10/21/14	10/21/14	$500.00	$1,283.20	$641.60	$6,416.00	$12,832.00
PPI East Block Holding Corp.	08-113919	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113921	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113986	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113987	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113988	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113989	10/22/09	10/21/14	10/21/14	$500.00	$1,267.16	$633.58	$6,335.80	$12,671.60
PPI East Block Holding Corp.	08-113990	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113991	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113992	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113993	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113994	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-113995	10/22/09	10/21/14	10/21/14	$500.00	$80.00	$40.00	$400.00	$800.00
PPI East Block Holding Corp.	08-113996	10/22/09	10/21/14	10/21/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-114065	5/13/10	5/12/15	5/12/14	$500.00	$1,283.16	$641.58	$6,415.80	$12,831.60
PPI East Block Holding Corp.	08-114067	5/13/10	5/12/15	5/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00

PPI East Block Holding Corp.	08-114076	5/13/10	5/12/15	5/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-114252	11/13/09	11/12/14	11/12/14	$500.00	$1,276.68	$638.34	$6,383.40	$12,766.80
PPI East Block Holding Corp.	08-114253	11/13/09	11/12/14	11/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-114254	11/13/09	11/12/14	11/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-114255	11/13/09	11/12/14	11/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-114256	11/13/09	11/12/14	11/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-114257	11/13/09	11/12/14	11/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI East Block Holding Corp.	08-114258	11/13/09	11/12/14	11/12/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp./ HNZ Potash LLC	08-114982	10/21/10	10/20/15	10/20/11	$500.00	$480.00	$240.00	$2,400.00	$4,800.00
PPI Holding Corp./ HNZ Potash LLC	08-114983	10/21/10	10/20/15	10/20/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-114984	10/21/10	10/20/15	10/20/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-114985	10/21/10	10/20/15	10/20/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp.	08-114986	10/21/10	10/20/15	10/20/11	$500.00	$525.86	$262.93	$2,629.30	$5,258.60
PPI Holding Corp./ HNZ Potash LLC	08-114987	10/21/10	10/20/15	10/20/11	$500.00	$120.00	$60.00	$600.00	$1,200.00
PPI Holding Corp./ HNZ Potash LLC	08-114988	10/21/10	10/20/15	10/20/11	$500.00	$200.00	$100.00	$1,000.00	$2,000.00
PPI Holding Corp.	08-114989	10/21/10	10/20/15	10/20/11	$500.00	$480.00	$240.00	$2,400.00	$4,800.00

PPI Holding Corp./ HNZ Potash LLC	08-115078	12/23/10	12/22/15	12/22/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-115079	12/23/10	12/22/15	12/22/11	$500.00	$686.22	$343.11	$3,431.10	$6,862.20
PPI Holding Corp./ HNZ Potash LLC	08-115080	12/23/10	12/22/15	12/22/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-115081	12/23/10	12/22/15	12/22/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI West Block Holding Corp.	08-115087	12/30/10	12/29/15	12/29/11	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI West Block Holding Corp.	08-115088	12/30/10	12/29/15	12/29/11	$500.00	$1,023.40	$511.70	$5,117.00	$10,234.00
PPI West Block Holding Corp.	08-115089	12/30/10	12/29/15	12/29/11	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI West Block Holding Corp.	08-115090	12/30/10	12/29/15	12/29/11	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI West Block Holding Corp.	08-115091	12/30/10	12/29/15	12/29/11	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI West Block Holding Corp.	08-115092	12/30/10	12/29/15	12/29/11	$500.00	$412.72	$206.36	$2,063.60	$4,127.20
PPI Holding Corp.	08-115093	12/30/10	12/29/15	12/29/11	$500.00	$320.00	$160.00	$1,600.00	$3,200.00
PPI Holding Corp./ HNZ Potash LLC	08-115094	12/30/10	12/29/15	12/29/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-115095	12/30/10	12/29/15	12/29/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-115096	12/30/10	12/29/15	12/29/11	$500.00	$200.00	$100.00	$1,000.00	$2,000.00
PPI Holding Corp./ HNZ Potash LLC	08-115097	12/30/10	12/29/15	12/29/11	$500.00	$320.00	$160.00	$1,600.00	$3,200.00

PPI Holding Corp./ HNZ Potash LLC	08-115098	12/30/10	12/29/15	12/29/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-115099	12/30/10	12/29/15	12/29/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI Holding Corp./ HNZ Potash LLC	08-115100	12/30/10	12/29/15	12/29/11	$500.00	$691.78	$345.89	$3,458.90	$6,917.80
PPI Holding Corp./ HNZ Potash LLC	08-115101	12/30/10	12/29/15	12/29/11	$500.00	$640.00	$320.00	$3,200.00	$6,400.00
PPI West Block Holding Corp.	08-115438	3/1/11	2/29/16	2/29/12	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-115439	3/1/11	2/29/16	2/29/12	$500.00	$879.58	$439.79	$4,397.90	$8,795.80
PPI Holding Corp.	08-115440	3/1/11	2/29/16	2/29/12	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI West Block Holding Corp.	08-115441	3/1/11	2/29/16	2/29/12	$500.00	$867.28	$433.64	$4,336.40	$8,672.80
PPI Holding Corp.	08-115442	3/1/11	2/29/16	2/29/12	$500.00	$960.00	$480.00	$4,800.00	$9,600.00
PPI West Block Holding Corp.	08-117009	6/28/13	6/27/18	6/27/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI West Block Holding Corp.	08-117010	6/28/13	6/27/18	6/27/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI West Block Holding Corp.	08-117011	6/28/13	6/27/18	6/27/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117012	6/28/13	6/27/18	6/27/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117013	6/28/13	6/27/18	6/27/14	$500.00	$1,324.84	$662.42	$6,624.20	$13,248.40
PPI West Block Holding Corp.	08-117014	6/28/13	6/27/18	6/27/14	$500.00	$1,284.84	$642.42	$6,424.20	$12,848.40
PPI West Block Holding Corp.	08-117015	6/28/13	6/27/18	6/27/14	$500.00	$77.64	$38.82	$388.20	$776.40
PPI West Block Holding Corp.	08-117016	6/28/13	6/27/18	6/27/14	$500.00	$320.00	$160.00	$1,600.00	$3,200.00

PPI West Block Holding Corp.	08-117017	6/28/13	6/27/18	6/27/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117273	12/12/13	12/11/18	12/11/14	$500.00	$1,454.06	$727.03	$7,270.30	$14,540.60
PPI Holding Corp.	08-117274	12/12/13	12/11/18	12/11/14	$500.00	$909.00	$454.50	$4,545.00	$9,090.00
PPI Holding Corp.	08-117275	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117276	12/12/13	12/11/18	12/11/14	$500.00	$1,450.68	$725.34	$7,253.40	$14,506.80
PPI Holding Corp.	08-117277	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117278	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117279	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117280	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117281	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117285	12/12/13	12/11/18	12/11/14	$500.00	$1,441.88	$720.94	$7,209.40	$14,418.80
PPI Holding Corp.	08-117282	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117283	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117284	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117286	12/12/13	12/11/18	12/11/14	$500.00	$1,343.56	$671.78	$6,717.80	$13,435.60
PPI Holding Corp.	08-117287	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117288	12/12/13	12/11/18	12/11/14	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp./ HNZ Potash LLC	08-117318	Applied for New Permit	In Process	TBD	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00

PPI Holding Corp.	08-117315	Applied for New Permit	In Process	TBD	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp.	08-117314	Applied for New Permit	In Process	TBD	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp./ HNZ Potash LLC	08-117317	Applied for New Permit	In Process	TBD	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00
PPI Holding Corp./ HNZ Potash LLC	08-117316	Applied for New Permit	In Process	TBD	$500.00	$1,280.00	$640.00	$6,400.00	$12,800.00

The ASLD permits that are subject to the Joint Exploration Agreement with HNZ Potash , LLC only indicate our 50% portion of the exploration expenditures.

The following table is a breakdown of the renewal fees, rental fees and exploration expenditure requirements on a yearly basis from 2008 to 2017 compared to the year in which the permits were effective:

Year	2008 Permits	2009 Permits	2010 Permits	2011 Permits	2013 Permits
2008	$172,975.08
2009	$145,895.90	$172,672.88
2010	$294,831.39	$145,727.40	$202,206.84
2011	$294,831.39	$293,927.54	$171,005.70	$34,101.16
2012	$294,831.39	$293,927.54	$342,611.97	$28,834.30
2013		$293,927.54	$342,611.97	$57,802.03	$233,919.00
2014			$342,611.97	$57,802.03	$197,432.50
2015				$57,802.03	$398,108.25
2016					$398,108.25
2017					$398,108.25

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

Above that lies the Permian Supai Formation, which can be sub-divided into four members –equal five halite deposition cycles (WINTERS, S. (1963): Supai Formation (Permian) of Eastern Arizona. Geological Society of America Memoirs.):

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
Recent Drill Holes	Historical Drill Hole	Distance
HNZ-SW-07 PPI-01-09 PPI-1211 PPI-02-09 PPI-03-09 PPI-04-09 PPI-1204	DH 362 DH 09-21 DH 09-13 DH 09-19 DH 09-16 DH 09-12 DH 09-25	44 m 138 m 159 m 183 m 160 m 223 m 250 m

Current Exploration

We started our exploration activities in 2009, and have carried out the following activities to date:

•	We drilled four exploration drill holes in 2009, undertook two drill holes drilled by Potash Green in 2010, completed 26 holes in 2011, completed 23 holes in 2012 (22 cored; 1 rotary drilled)

•	Chemical assaying of core split samples (sampling interval: 0.15 m)

•

Geophysical logging of four 2009 drill holes (Southwest Exploration Services, LLC, Gilbert, Arizona) and twenty-six 2011 drill holes (Geophysical Logging Services, Prescott, Arizona & Century Geophysical Corporation, Tulsa, Oklahoma) and twenty-three 2012 drill holes that ran immediately after hole completion

•	Conversion of historic drill logs to equivalent K2O values (eK2O8, Geophysical Logging Services, Prescott, Arizona & Century Geophysical Corporation, Tulsa, Oklahoma)

•

Approx. 80.5 km of 2D seismic lines conducted by Zonge International, Inc. (Tucson, Arizona; 11 profiles; January/February 2011) to the east of Holbrook town showing faults with vertical offsets of 10- 90 m (32 295 ft).

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

Hole ID	Completion Date	Northing	Easting	Elev. (ft)	TD (ft)	Type
PPI-01-09	27.06.2009	3845046	601389	5295	999	Core
PPI-02-09	03.07.2009	3847195	603258	5354	1060	Core
PPI-03-09	09.07.2009	3849814	596310	5406	1040	Core
PPI-04-09	15.07.2009	3845112	604656	5331	1100	Core
PG-1	09.06.2010	3861831	624612	5780	1580	Core
PG-2	21.06.2010	3857937	598383	5620	1380	Core
PPI-1101	07.01.2010	3856762	596861	5372	1330	Rotary
PPI-1102	14.03.2011	3856557	604744	5594	1675	Rotary
PPI-1102A	Abandoned	3856240	604806	5580	N/A	Rotary
PPI-1103	26.03.2011	3857965	605023	5662	1725	Rotary
PPI-1104	14.04.2011	3859520	604687	5643	1672	Core
PPI-1105	02.02.2011	3856327	603195	5613	1575	Rotary
PPI-1106	21.04.2011	3860982	603190	5641	1657	Core
PPI-1107	26.04.2011	3861005	599961	5561	1434	Core
PPI-1108	12.02.2011	3857927	599934	5436	1475	Rotary
PPI-1109	05.06.2011	3847970	597751	5330	1075	Rotary
PPI-1110	21.07.2011	3846393	599457	5312	1200	Rotary
PPI-1111	17.05.2011	3849637	599432	5413	1137	Core
PPI-1112	11.07.2011	3848028	601102	5328	1175	Core
PPI-1113	03.08.2011	3849691	602713	5364	1250	Rotary
PPI-1114	14.06.2011	3848110	604604	5388	1244	Core
PPI-1115	05.06.2011	3846500	606016	5374	1268	Core
PPI-1116	05.06.2011	3848236	607707	5466	1427	Rotary
PPI-1117	20.06.2011	3846422	594892	5346	1000	Rotary
PPI-1118	18.06.2011	3844977	597900	5324	1073	Core
PPI-1119	10.05.2011	3855665	605382	5590	1533	Core
PPI-1120	26.04.2011	3858261	605558	5739	1637	Core
PPI-1121	17.05.2011	3862637	604806	5748	1530	Core
PPI-1122	21.09.2011	3859301	616108	5591	1400	Rotary
PPI-1131	15.03.2012	3862086	598754	5602	1400	Core
PPI-1132	19.08.2011	3859461	598492	5510	1450	Rotary
PPI-1133	14.09.2011	3862587	601535	5658	1600	Rotary
PPI-1134	07.03.2012	3859395	601639	5562	1695	Rotary
PPI-1201	29.03.2012	3858019	601591	5466	1400	Core
PPI-1202	30.05.2012	3857928	603122	5506	1398	Core
PPI-1203	15.05.2012	3859557	603146	5559	1478	Core
PPI-1204	10.09.2012	3860391	597499	5550	1349	Core
PPI-1205	13.06.2012	3857659	596719	5425	1220	Core
PPI-1206	07.06.2012	3856199	598487	5391	1398	Core
PPI-1210	17.09.2012	3853033	594222	5373	1017	Core
PPI-1211	21.07.2012	3853433	596281	5403	1089	Core

PPI-1212	08.10.2012	3853068	599318	5512	1238	Core
PPI-1214	24.06.2012	3851387	595083	5504	1108	Core
PPI-1216	17.10.2012	3851461	598541	5462	1173	Core
PPI-1218	27.07.2012	3846576	596088	5347	978	Core
PPI-1219	27.07.2012	3847988	597730	5329	938	Core
PPI-1220	20.07.2012	3846401	599446	5337	1048	Core
PPI-1221	13.07.2012	3849652	602701	5395	1119	Core
PPI-1222	10.07.2012	3848135	604345	5394	1178	Core
PPI-1223	04.07.2012	3848193	607678	5429	1230	Core
PPI-1224	29.06.2012	3845054	607483	5454	1197	Core
Hopi-1	26.11.2012	3849870	604298	5430	1168	Core
Hopi-2	05.12.2012	3848431	602623	5312	1058	Core
Hopi-3	17.12.2012	3846571	604559	5352	1083	Core
Hopi-4	15.01.2013	3845129	606034	5342	1148	Core
Hopi-5	04.02.2013	3848299	599446	5373	1050	Core
Hopi-6	12.02.2013	3843560	604272	5312	1005	Core
Hopi-7	03.03.2013	3845399	602955	5295	1028	Core
Hopi-8	31.03.2013	3846519	601320	5312	998	Core
HNZ- MILKY- 08	22.06.2011	3851936	615646	5556	1268	Core
HNZ- MILKY- 11	07.01.2011	3852003	612708	5602	1311	Core
HNZ- MILKY- 12	14.07.2011	3849408	615268	5455	1260	Core
HNZ- MILKY- 13	27.07.2011	3849189	612189	5562	1368	Core
HNZ- MILKY- 14	25.08.2011	3846899	610163	5474	1291	Core

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

Since the assay data for historical as well as recent holes was already provided in the common form of K2O, it was not necessary to convert or use any conversion to K2O.If the assay data had been provided in KCl (potassium chloride), then a conversion would have been necessary.

The depths of mineralized intervals as well as grades are summarized in Table 3.

Table 3 Overview of Depth, Thickness and Grade of our Drill Holes

Hole ID	Top	Base	Thickness			Thickness	Avg. Grade	GxT
[ft]	[m]	[ft]	[m]	[ft]		[m]	K2O [%]	[m%]
PG-1	1502.0	457.81	1521.0	463.60	19.0	5.79	4.04	23.4
PG-2	1262.0	384.66	1275.0	388.62	13.0	3.96	5.74	22.7
PPI-01-09	895.0	272.80	904.5	275.69	9.5	2.90	10.98	31.8

PPI-02-09	987.5	300.99	1000.0	304.80	12.5	3.81	9.74	37.1
PPI-03-09	960.0	292.61	963.0	293.52	3.0	0.91	8.55	7.8
PPI-04-09	1016.5	309.83	1029.0	313.64	12.5	3.81	6.54	24.9
PPI-1104	1462.5	445.77	1469.5	447.90	7.0	2.13	9.45	20.2
PPI-1106	1439.0	438.61	1442.5	439.67	3.5	1.07	14.34	15.3
PPI-1107	1321.0	402.64	1326.0	404.16	5.0	1.52	5.91	9.0
PPI-1111	1061.0	323.39	1069.5	325.98	8.5	2.59	5.16	13.4
PPI-1112	969.0	295.35	983.5	299.77	14.5	4.42	8.21	36.3
PPI-1114	1131.5	344.88	1146.0	349.30	14.5	4.42	6.14	27.2
PPI-1115	1108.7	337.93	1122.2	342.04	13.5	4.11	8.63	35.5
PPI-1118	966.0	294.44	975.0	297.18	9.0	2.74	6.61	18.1
PPI-1119	1427.5	435.10	1441.5	439.37	14.0	4.27	6.23	26.6
PPI-1120	1590.0	484.63	1601.5	488.14	11.5	3.51	3.88	13.6
PPI-1121	1335.5	407.06	1347.5	410.72	12.0	3.66	5.60	20.5
PPI-1131	1328.0	404.77	1334.5	406.76	6.5	1.98	10.58	21.0
PPI-1201	1290.5	393.34	1300.5	396.39	10.0	3.05	10.79	32.9
PPI-1202	1335.5	407.06	1345.0	409.96	9.5	2.90	4.76	13.8
PPI-1203	1435.0	437.39	1437.0	438.00	2.0	0.61	4.52	2.8
PPI-1204	1282.0	390.75	1289.5	393.04	7.5	2.29	8.29	19.0
PPI-1205	1087.5	331.47	1092.5	332.99	5.0	1.52	13.60	20.7
PPI-1206	1109.0	338.02	1113.5	339.39	4.5	1.37	11.90	16.3
PPI-1210	927.0	282.55	940.0	286.51	13.0	3.96	5.36	21.2
PPI-1211	1021.5	311.35	1030.0	313.94	8.5	2.59	11.07	28.7
PPI-1212	1169.0	356.31	1173.0	357.53	4.0	1.22	6.38	7.8
PPI-1214	1056.0	321.87	1070.5	326.29	14.5	4.42	7.08	31.3
PPI-1216	1110.5	338.48	1122.5	342.14	12.0	3.66	7.22	26.4
PPI-1218	901.0	274.62	907.0	276.45	6.0	1.83	9.60	17.6
PPI-1219	889.0	270.97	894.0	272.49	5.0	1.52	8.13	12.4
PPI-1220	932.5	284.23	933.0	284.38	0.5	0.15	6.53	1.0
PPI-1221	1056.0	321.87	1078.0	328.57	22.0	6.71	7.89	52.9
PPI-1222	1120.0	341.38	1133.0	345.34	13.0	3.96	8.20	32.5
PPI-1223	1178.5	359.21	1181.5	360.12	3.0	0.91	5.76	5.3
PPI-1224	1143.5	348.54	1158.5	353.11	15.0	4.57	7.46	34.1
Hopi-1	1156.0	352.35	1165.5	355.24	9.5	2.90	8.06	23.4
Hopi-2	1020.5	311.05	1034.0	315.16	13.5	4.11	8.38	34.4
Hopi-3	1059.5	322.94	1069.5	325.98	10.0	3.05	8.54	26.0
Hopi-4	1055.0	321.56	1064.5	324.46	9.5	2.90	8.56	24.8
Hopi-5	995.0	303.28	1000.0	304.80	5.0	1.52	8.58	13.1

Hopi-6	952.5	290.32	960.0	292.61	7.5	2.29	8.21	18.8
Hopi-7	963.0	293.52	973.0	296.57	10.0	3.05	6.29	19.2
Hopi-8	932.5	284.23	947.5	288.80	15.0	4.57	8.93	40.8
HNZ-MILKY-08	1173.5	357.68	1174.5	357.99	1.0	0.30	7.83	2.4
HNZ-MILKY-11	1248.5	380.54	1259.0	383.74	10.5	3.20	10.25	32.8
HNZ-MILKY-12	1217.0	370.94	1218.0	371.25	1.0	0.30	13.25	4.0
HNZ-MILKY-13	1337.5	407.67	1343.0	409.35	5.5	1.68	10.89	18.3
HNZ-MILKY-14	1230.5	375.06	1231.5	375.36	1.0	0.30	7.53	2.3
HNZ-MILKY-15	1245.0	379.48	1263.0	384.96	18.0	5.49	7.06	38.7
HNZ-MILKY-19	barren
HNZ-SW-02	908.0	276.76	909.0	277.06	1.0	0.30	22.40	6.8
HNZ-SW-03	862.0	262.74	865.0	263.65	3.0	0.91	14.23	13.0
HNZ-SW-04	733.0	223.42	735.0	224.03	2.0	0.61	19.25	11.7
HNZ-SW-05	629.0	191.72	638.0	194.46	9.0	2.74	7.95	21.8
HNZ-SW-06	683.0	208.18	687.0	209.40	4.0	1.22	13.53	16.5
HNZ-SW-07	903.5	275.39	916.0	279.20	12.5	3.81	7.09	27.0
HNZ-SW-08	1174.5	357.99	1184.0	360.88	9.5	2.90	10.86	31.5
HNZ-SW-09	1006.0	306.63	1019.0	310.59	13.0	3.96	9.26	36.7
HNZ-SW-10	867.0	264.26	871.0	265.48	4.0	1.22	6.37	7.8
HNZ-SW-12	956.0	291.39	964.0	293.83	8.0	2.44	8.24	20.1
HNZ-SW-13	733.0	223.42	739.5	225.40	6.5	1.98	5.41	10.7
HNZ-SW-14	1104.5	336.65	1107.0	337.41	2.5	0.76	14.42	11.0
HNZ-SW-16	1006.0	306.63	1012.5	308.61	6.5	1.98	9.35	18.5
HNZ-SW-17	837.5	255.27	844.5	257.40	7.0	2.13	4.61	9.8
HNZ-SW-18	barren

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

All 2011 core samples were prepared by Skyline. We then sent the unused crushed cores to SRC Geoanalytical Laboratories (SRC; Saskatoon, Canada; SCC accredited, ISO/IEC 17) for duplicate analysis. SRC was commissioned to perform duplicate chemical analysis on 434 out of a total of 1650 samples tested by Skyline, ALS and Apex. Samples from drill hole PPI-1131 and all subsequently following 2012 drill holes were analyzed by SRC. SRC includes blanks, duplicates and their internal potash 003/ 004 standards into the analysis. The purpose of duplicate measurements was to ensure that only quality geochemical datasets were generated from the sampling process by demonstrating the accuracy, precision, and repeatability of the analyzing party. Two different powdered reference materials (“POT003” and “POT004”) of varying mineralogical composition and potash grade were systematically inserted as standard samples into the mineralized sample batches as internal standard procedure of SRC. The “POT003” standard is a compositionally homogeneous lower grade (19.5% K2O) potash material while the “POT004” standard has higher grade (60.4% K2O) potash values. Measurements of blank and standard sampleswere intended to verify that the instruments used for analysis at the SRC Laboratories were correctly calibrated and cleaned.

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

For about 10% of all samples of our 2012 exploration phase cross-check analyses were carried out at ERCOSPLAN’s independent reference lab. The pulp and reject samples showed a good correlation with generally less than 2% discrepancy for the K2O value and a coefficient of determination of 99.6% .

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

The mineralogical composition of the sample was calculated based on the chemical analysis, which included recalculating the elements from weight % to mol and rearranging them to the basic salts according to the following scheme:

1.	Combine cations and anions to simple salts according to the following scheme

	a.	combine with Cl, in the following order: Na, K, Mg, Ca

	b.	combine with SO4 in the following order: Ca, Mg, K, Na

	c.	Based on experience with potash deposits, the analyses should be either MgCl2 or K2SO4 normative, meaning if CaCl2 or Na2SO4 results from these combinations, the analysis is suspect.

2.	Combine the simple salts to salt mineralogy according to the following simplified scheme:

	a.	All NaCl is Halite.

	b.	If CaCl2 is present combine with MgCl2 to Tachyhydrite.

	c.	The remaining MgCl2 is combined 1:1 with KCl to Carnallite.

	d.	If MgCl2 > KCl, remaining MgCl2 to Bischofite.

	e.	If KCl > MgCl2 and MgSO4 available, combine remaining KCl 1:1 to Kainite.

	f.	If K2SO4 > MgSO4 or CaSO4/2, Arcanite, otherwise with CaSO4 and MgSO4 to Polyhalite.

	g.	If remaining KCl > MgSO4, remaining KCl after Kainite to Sylvite, otherwise remaining MgSO4 to Kieserite.

	h.	Remaining CaSO4 to Anhydrite.

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

________________________________________________
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

This phase is expected to end with a PFS delineating the best mining option and the best processing method option and is expected to allow for an updated resource/reserve estimate using typical mining and processing recovery factors, since not all required information for that has been available for this study. The costs for the studies of Phase 1 are estimated at about $7,500,000. Upon raising the necessary capital Phase I will be completed in approximately 12 months.

Phase 2

Conditional upon a favorable outcome of Phase 1, we expect to start a Feasibility Study (“FS”) which will use the geological model of the updated resource estimate and the results of all investigations that are not yet available in the PFS phase to produce a detailed mining and processing design.

Based on the results of the PFS, further laboratory investigations might be necessary to optimise the chosen mining and processing methods. At this stage, the costs for this second phase are estimated at $15,000,000, but they depend on the requirements for further investigations that cannot be defined in detail at present. Upon completin of the PFS, and raising the necessary capital Phase 2 will be completed in approximately 12 months.

ITEM 3.                LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report on Form 10-K, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings.

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

Quarter Ended	High Bid	Low Bid
February 28, 2014	$0.07	$0.04
November 30, 2013	$0.11	$0.05
August 31, 2013	$0.19	$0.09
May 31, 2013	$0.25	$0.15
February 28, 2013	$0.23	$0.18
November 30, 2012	$0.24	$0.16
August 31, 2012	$0.24	$0.17
May 31, 2012	$0.35	$0.18

On June 9, 2014, the high and low prices of our common stock as reported on the OTCQX were $0.05 and $0.05, respectively.

In addition, shares of our common stock have been listed on the TSX-V since October 3, 2001, and trade under the symbol “PPI”. The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the TSX-V.

Quarter Ended	High	Low
February 28, 2014	CDN$0.07	CDN$0.05
November 30, 2013	CDN$0.11	CDN$0.06
August 31, 2013	CDN$0.19	CDN$0.10
May 31, 2013	CDN$0.26	CDN$0.16
February 28, 2013	CDN$0.24	CDN$0.19
November 30, 2012	CDN$0.24	CDN$0.16
August 31, 2012	CDN$0.25	CDN$0.17
May 31, 2012	CDN$0.35	CDN$0.18

On June 9, 2014, the high and low trading prices of our common stock on the TSX-V were CAD$0.06 and CAD$0.06, respectively.

Holders

As of February 28, 2014, we had 643 shareholders of record.

Options

As of June 1, 2014, we have 9,166,812 stock options outstanding which are exercisable into 9,166,812 shares of our common stock.

Warrants

As of June 1, 2014, we have 15,037,363 common share purchase warrants outstanding which are exercisable into 15,037,363 shares of common stock.

Convertible Debentures

As of June 1, 2014, we have convertible debentures in the amount of $6,192,896.59 which are convertible into 51,607,471 shares of common stock without giving effect to accrued interest. In addition, one convertible debenture is convertible into units, which would result in an additional 4,166,667 shares of common stock and 4,166,667 warrants which are exercisable into 4,166,667 shares of common stock.

Dividend Policy

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized For Issuance Under Compensation Plans

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed fiscal year ended February 28, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,166,812	CAD$0.50	Nil*
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	9,166,812	CAD$0.50	Nil*

Notes:

*                At our last annual general meeting held on September 12, 2013, our shareholders voted against the continuation of our 2011 rolling share option plan. Therefore, we do not currently have a stock option plan in place pursuant to which we are allowed to grant any further stock options.

2011 Rolling Share Option Plan

On July 20, 2011, our Board of Directors approved the adoption of a new share option plan (the “2011 Plan”) to comply with the current policies of the TSXV and the amendments to the Income Tax Act (Canada) which impose withholding obligations on taxable benefits arising at the time options are exercised. The 2011 Plan was subject to approval of the TSXV and our shareholders. On August 25, 2011, our shareholders approved the 2011 Plan. On November 24, 2011, the TSXV approved the 2011 Plan. However, on September 12, 2013, our shareholder voted against the continuation of the 2011 Plan, and therefore, as of September 12, 2013 we no longer have a stock option plan in place pursuant to which we are able to grant any stock options. For greater certainty, the stock option commitments that were granted by us and which were outstanding at the time of the September 12, 2013 annual general meeting continue to remain as an obligation of us and such stock option commitments incorporate the terms and conditions of the 2011 Plan as they were in effect immediately before such annual general meeting.

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

Recent Sales of Unregistered Securities

On May 29, 2014, we issued convertible debenture in the amount of US$500,000 having a term until May 29, 2018 and an interest rate of 9.5% per annum payable annually as to 50% in cash and 50% in shares of our common stock, subject to the right of the holder to elect to have an interest payment satisfied entirely in shares of our common stock. The issuance price of shares to pay accrued interest will be determined by the Market Price of our shares, as defined by the policies of the TSX Venture Exchange. The principal amount of the debenture is convertible at any time prior to the maturity date, in whole or in part, at the option of the holder into either: (a) units (the “Units”) at a conversion price of US$0.12 per Unit, with each Unit being comprised of one share of our common stock and one share purchase warrant (a “Warrant”), with each Warrant exercisable into one share of our common stock (each, a “Warrant Share”) at a price of US$0.12 per Warrant Share until May 29, 2018; or (b) into 10% of the shares we hold in PPI East Block Holding Corp., or pro rata portion thereof for any partial conversion. Notwithstanding the foregoing, the debenture shall not be convertible if, after giving effect to such conversion, the holder, together with any person or company acting jointly or in concert with such holder, would in the aggregate beneficially own, or exercise control or direction over that number of our voting securities which is 20% or greater of our total issued and outstanding voting securities, immediately after giving effect to such conversion. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the investor in the subscription agreement for the debenture.

On May 8, 2014, we issued 182,083 shares to one individual pursuant to the conversion of $21,850 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On April 28, 2014, we issued 1,000 shares to one individual pursuant to the conversion on April 23, 2014 of $41,400 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share as there was a shortfall on the issuance on April 23, 2014 of 1,000 shares due to a clerical error. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On April 23, 2014, we issued 344,000 shares to one individual pursuant to the conversion of $41,400 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On April 16, 2014, we issued 191,647 common shares to one individual pursuant to the conversion of $22,997.70 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On March 28, 2014 we issued 500,000 common shares to one entity pursuant to the conversion of $60,000 of principal of a convertible debenture issued to such entity on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On March 21, 2014, we issued 2,204,166 common shares to one entity pursuant to the conversion of $264,500 of principal of a convertible debenture issued to such entity on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On March 19, 2014, we issued 416,666 common shares to one entity pursuant to the conversion of $50,000 of principal of a convertible debenture issued to such entity on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On March 12, 2014, we announced that the TSX Venture Exchange consented to amendments to certain previously issued convertible debentures and warrants (the "Original Debentures" and the "Original Warrants", respectively), which amendments were agreed to by and between us and the holders of such Original Debentures and Original Warrants. The Original Debentures and Original Warrants were issued in three tranches on February 19, 2013, March 14, 2013, and April 4, 2013 (as disclosed in our Current Reports on Form 8-K as filed with the SEC on February 25, 2013, March 20, 2013, and April 5, 2013, respectively). The Original Debentures and Original Warrants, as amended, are referred to as the "Amended Debentures" and "Amended Warrants" herein.

Principal Amount of Original Debentures:	US$5,790,540

Principal Amount of Amended Debentures:	US$5,790,540 plus interest due on the Original Debentures as of February 19, 2014

Conversion Price of Original Debentures:	Convertible into common shares at US$0.19 per share (on a pre-consolidated basis)* for a one-year period

Conversion Price of Amended Debentures:	Convertible into common shares at US$0.12 per share (on a post-consolidated basis)* until maturity

Maturity Date of Original Debentures:	Each tranche had a separate maturity date that was one year from the date of issuance, as follows:

i) February 19, 2014;

ii) March 14, 2014; and

iii) April 4, 2014

Maturity Date of Amended Debentures:	All Amended Debentures now have a single maturity date of August 19, 2016

Interest Rate of Original Debentures:	15% per annum

Interest Rate of Amended Debentures:	9.5% per annum

Original Warrant Terms:

Each warrant will have a term of one year from the date of issuance of the debentures and entitle the holder to purchase one common share at a price of US$0.19 per share (on a pre- consolidated basis)*

Amended Warrant Terms:	Each warrant will have a term of 42 months from the date of issuance and entitle the holder to purchase one common share (on a post-consolidated basis)* at a price of US$0.12 per share.

We relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the deemed issuance of the Amended Debentures and Amended Warrants in exchange for the Original Debentures and Original Warrants, respectively.

On February 24, 2014, we completed a shares-for-debt private placement involving the sale of an aggregate of 27,682,926 shares of our common stock at a deemed subscription price of CAD$0.055 per share, in settlement of an aggregate of CAD$1,522,560.90 owed by us to certain shares-for-debt purchasers. We relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and by Regulation S, based on representations and warranties provided by the shares-for-debt purchasers in the subscription agreements entered into between the shares-for-debt purchasers and us.

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

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended February 28, 2014.

ITEM 6.                SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) our audited financial statements for the fiscal years ended February 28, 2014 and February 28, 2013 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

Overview

We are an exploration stage company engaged in the acquisition, exploration and development of mineral resource properties. We currently have an interest in or have the right to earn an interest in eight properties: Southwest Exploration Property, Twin Butte Ranch, Sweetwater/American Potash, Mesa Uranium, Ringbolt Property, JEA with the Hopi Tribe, Fitzgerald Ranch and JEA with HNZ Potash, which are all located in Arizona. We are currently in default under the option agreement to acquire the Twin Buttes Ranch and the purchase agreement to acquire the Fitzgerald Ranch, however, no default notice has been issued and we are currently in negotiations to amend such agreements.

Results of Operations – Years Ended February 28, 2014 and February 28, 2013

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to February 28, 2014 as well as for the fiscal years ended February 28, 2014 and February 28, 2013.

	Year ended		For the period May
			22, 2007 (Inception
			of Exploration
	February 28,	February 28,	Stage) to February
	2014	2013	28, 2014
Operating Expenses
Administration	$114,097	$61,355	$1,016,956
Advertising	95,700	577,105	1,837,185
Business development	310,937	605,170	1,327,474
Consulting fees	594,708	961,108	8,816,422
Depreciation	164	220	2,381
Foreign exchange loss	9,134	175,791	142,637
Investor relations	257,015	279,045	1,514,812
Management fees	736,995	667,963	4,018,295
Mineral property impairment	975,000	-	1,627,784
Mineral property option payments and
exploration costs	1,924,268	9,411,342	22,593,879
Office and miscellaneous	68,958	90,558	347,061
Professional fees	452,808	717,311	1,727,529
Property investigation costs	-	-	24,483
Transfer agent and filing fees	98,204	61,751	443,157
	(5,637,988)	(13,608,719)	(45,440,055)
Other items
Accretion expense	(4,049,613)	(93,566)	(4,143,179)
Change in fair value of derivative liability	1,574,966	4,219,489	6,355,805
Interest income	-	27,719	90,216
Interest expense on convertible debentures	(858,243)	(19,623)	(877,866)
Loss on debt settlement	27,636	-	(9,852)
Other income	-	-	153,125
	(3,305,254)	4,134,019	1,568,249

Net profit (loss)	$(8,943,242)	$(9,474,700)	$(43,871,806)
Earnings (loss) per share – basic and diluted	$(0.10)	$(0.11)
Weighted average number of shares outstanding during the year – basic and diluted	92,133,127	87,169,504

Revenues

During fiscal years ended February 28, 2014 and February 28, 2013, respectively, we did not generate any revenue.

Operating Expenses

Operating expenses incurred during the fiscal year ended February 28, 2014 were $5,637,988 as compared to $13,608,719 during the fiscal year ended February 28, 2013. Significant changes and expenditures are outlined as follows:

  Administration expenses were $114,097 and $61,355 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The increase of $52,742 was mainly due to payment for administration expenses as stock based compensation during the fiscal year ended February 28, 2014, compared to the fiscal year ended February 28, 2013.
  Advertising expenses were $95,700 and $577,105 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease was due to less promotion purposes related to our market awareness during the fiscal year ended February 28, 2014.
  Business Development expenses were $310,937 and $605,170 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease of $294,233 was due to less travel expenses and attending conventions during the fiscal year ended February 28, 2014.
  Consulting fees were $594,708 and $961,108 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease of $366,400 was mainly due to less payment for consulting fees as stock based compensation during the fiscal year ended February 28, 2014, compared to the fiscal year ended February 28, 2013.
  Depreciation expense was $164 and $220 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively.
  Foreign exchange loss was $9,134 and $175,791 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease in foreign exchange loss of $166,657 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.
  Investor relations expenses were $257,015 and $279,045 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease was mainly due to none payment of stock based compensation during the fiscal year ended February 28, 2014.
  Management fees were $736,995 and $667,963 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The increase in management fees was mainly due to payment for management fees as stock based compensation during the fiscal year ended February 28, 2014, compared to the fiscal year ended February 28, 2013.
  Mineral property impairment were $975,000 and $Nil for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The Fitzgerald agreement is in default and $975,000 capitalized to long- term deposits has been written off as at the year ended February 28, 2014.
  Mineral property option payments and exploration costs were $1,924,268 and $9,411,342 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease was due to the Company incurring less option payments and exploration costs during the fiscal year ended February 28, 2014.
  Office and miscellaneous expenses were $68,958 and $90,558 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease was due to the decrease in operating activities during the fiscal year ended February 28, 2014.
  Professional fees were $452,808 and $717,311 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease was mainly due to a decrease in operating activities, regulatory filings and legal proceedings with respect to our operating activities during the fiscal year ended February 28, 2014.
  Property investigation costs were $Nil and $Nil for the fiscal years ended February 28, 2014 and February 29, 2013, respectively. There were no activities in new property acquisition during the fiscal year ended February 28, 2014 and February 28, 2013.
  Transfer agent and filing fees were $98,204 and $61,751 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The increase was due to an increase in the services being provided by the transfer agent during the fiscal year ended February 28, 2014.

Other Items

During the fiscal year ended February 28, 2014, our other items accounted for $3,305,254 in expenses as compared to $4,134,019 in income for the fiscal year ended February 28, 2013. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was $4,049,613 and $93,566 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The increase in accretion expense was mainly due to the longer term, for accretion of the beneficial conversion feature and accretion of the discount in connection with the convertible debentures, which resulted in an increase in the accretion in the fiscal year ended February 28, 2014 as compared to the fiscal year ended February 28, 2013.
  Change in derivative liability was $1,574,966 and $4,219,489 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the fiscal year ended February 28, 2014 as compared to the fiscal year ended February 28, 2013.
  Interest income was $Nil and $27,719 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease was due to no funds in short term interest bearing securities during the fiscal year ended February 28, 2014.
  Interest expense on convertible debentures was $858,243 and $19,623 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The increase in interest expense was mainly due to the longer term, for charging interest in connection with the convertible debentures, which resulted in an increase in the interest expense on convertible debentures in the fiscal year ended February 28, 2014 as compared to the fiscal year ended February 28, 2013.
  Gain on debt settlement was $27,636 and $Nil for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The increase was due to there being a gain on debt settlement during the fiscal year ended February 28, 2014.

Net Income (Loss)

The net income (loss) was ($8,943,242) and ($9,474,700) for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease in net loss of $531,458 resulted primarily from the decrease in operating expenses and increase in mineral property impairment expenses and the increase in expenses in other items in the fiscal year ended February 28, 2013 from $9,474,700 to $8,943,242 in the fiscal year ended February 28, 2014.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of February 28, 2014 and February 28, 2013:

	As of February 28, 2014	As of February 28, 2013
	(audited)	(audited)
Cash reserves	$49,062	$1,643,771

Working capital (deficit)	($2,046,398)	($2,286,657)

As at February 28, 2014, our current assets were $171,067 and our current liabilities were $2,217,465 resulting in a working capital deficit of $2,046,398. Our current assets as at February 28, 2014 consisted of cash and cash equivalents of $49,062, receivables of $4,853, prepaid expenses of $113,554 and deferred issuance costs of $3,598. Our current liabilities as at February 28, 2014 consisted of trade payables and accrued liabilities of $980,983, convertible debentures of $553,233 convertible debentures – subscriptions received of $95,000, derivative liability of $42,007 and loans of $546,242.

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

As at February 28, 2014 we also had non-current liabilities of $5,000,889 compared to February 28, 2013 $Nil. Our non-current liabilities at February 28, 2014 consisted of Convertible debentures.

During the fiscal year ended February 28, 2014, we received cash of $128,126 (2013: $5,180,054) for Debentures issued – net of issue costs, paid $1,762 to issue shares for debt (2013: received $1,353,647 for stock issuances), $546,242 (2013: $Nil) for loans and received $95,000 (2013: received $350,000) for subscriptions. At February 28, 2013, we had an aggregate of 15,037,363 (2013:24,292,406) share purchase warrants exercisable, for CAD$0.50 (2013: between CAD$0.40 and CAD$0.50) and between US$0.12 and US$0.38 per share (2013:US$0.38), which have the potential upon exercise to convert to approximately CAD$280,506 (2013:CAD$4,447,147) plus US$2,052,412 (2013:US$5,059,620) in cash over the next year. Further, as at February 28, 2014, a total of 9,166,812 (2013:9,139,946) stock options exercisable between $0.20 and $1.18 (CAD$0.20 and CAD$1.18) per share which have the potential upon exercise to generate a total of approximately CAD$5,227,542 (2013:CAD$$5,638,609) in cash over the next five years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($34,928,564) as at February 28, 2013 to ($43,871,806) as at February 28, 2014.

Our plan of operations over the next twelve months is to focus on the following:

  Renegotiate the terms of the Fitzgerald Living Trust Agreement which will require approximately $1,000,000.
  Renegotiate the terms of the Twin Buttes Ranch property, which will require a payment of approximately $1,000,000.
  Completion of Phase 1 of our planned exploration program which requires approximately $7,500,000.

Therefore, based on the above, we anticipate that we will require a total of approximately $9,500,000 for our plan of operations over the next twelve months. At February 28, 2014, we had cash of $49,062 and a working capital deficit of $2,046,398. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cash Flows

During the fiscal year ended February 28, 2014, our net cash decreased by $1,594,709, which included net cash used in operating activities of ($2,362,315), net cash used in investing activities of $NIL and net cash provided by financing activities of $767,606.

Cash Flow used in Operating Activities

Operating activities in the fiscal year ended February 28, 2014 used cash of ($2,362,315) compared to ($12,788,940) in the fiscal year ended February 28, 2013. Significant changes in cash used in operating activities are outlined as follows:

  Loss was ($8,943,242) compared to a loss of ($9,474,700) in the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease in loss was due to a decrease in the operating expenses and an increase in mineral impairment and an increase in losses of other items.

The following non-cash items further adjusted the profit (loss) for the fiscal years ended February 28, 2014 and February 28, 2013:

  Accretion was $4,049,613 and $93,566 in the fiscal years ended February 28, 2014 and February 28, 2013, respectively.
  Amortization of deferred issuance costs was $38,018 and $Nil in the fiscal years ended February 28, 2014 and February 28, 2013, respectively.
  Depreciation was $164 and $220 in the fiscal years ended February 28, 2014 and February 28, 2013, respectively.
  Interest expense on convertible debentures was $858,243 and $19,623 in the fiscal years ended February 28, 2014 and February 28, 2013, respectively.
  Fair value adjustment on warrants were ($1,574,966) and ($4,219,489) in the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease in fair value adjustment on warrants was a result of the decrease in the number and the term of the outstanding warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the fiscal year ended February 28, 2014 as compared to the fiscal year ended February 28, 2013.
  Loss on debt settlement was ($27,636) and $Nil in the fiscal years ended February 28, 2014 and February 28, 2013, respectively.

  Mineral property impairment was $975,000 and $Nil in the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The Fitzgerald agreement is in arrears and $975,000 capitalized to long- term deposits has been written off as at the year ended February 28, 2014.
  Mineral property option payments and exploration costs were $Nil and $458,822 in the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The decrease in non-cash mineral property option payments and exploration costs was a result the Company paying a majority of all such expenses in cash rather than shares during the fiscal year ended February 28, 2014.
  Stock-based compensation was $378,671 and $327,861 in the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The small increase in stock-based compensation was a result of there being more stock options granted during the fiscal year ended February 28, 2014 and certain stock options re-priced during the fiscal year ended February 28, 2014, compared to stock options granted in the fiscal year ended February 28, 2013.

The following changes in working capital items further adjusted the cash flow usage for the fiscal years ended February 28, 2014 and February 28, 2013:

  Receivables were $51,673 and ($9,451) in the fiscal years ended February 28, 2014 and February 28, 2013, respectively. The cash increase in receivables was a result of the decrease in receivables compared year over year.
  Injunction bond inflow were $350,000 and ($350,000) in the fiscal years ended February 28, 2014 and February 28, 2013, respectively.
  Prepaid expenses were $159,196 and ($192,913) in the fiscal years ended February 28, 2014 and February 28, 2013, respectively, due to an decrease by the Company in prepaid expenses.
  Trade payables and accrued liabilities were $1,322,951 and $530,521 in the fiscal years ended February 28, 2014 and February 29, 2013, respectively. The increase in trade payables was due to the combined effect of the debt settlement and a delay in payment of accounts payable and accrued liabilities.

Cash Flow used in Investing Activities

During the fiscal year ended February 28, 2014, investing activities used cash of $Nil as compared to $1,050,000 for the fiscal year ended February 28, 2013. Investing activities during the fiscal year ended February 28, 2013 consisted of (i) long term deposits of $750,000 and (ii) mineral property acquisition costs of $300,000.

Cash Flow provided by Financing Activities

During the fiscal year ended February 28, 2014, cash provided by financing activities consisted of (i) proceeds from debentures – net of issue costs of $128,126, (ii) mainly issuance costs in shares for debt of $1,762, (iii) proceeds from loans of $546,242 and (iv) Proceeds from subscriptions received of $95,000. In the period from inception (May 22, 2007) to February 28, 2014, financing activities provided net cash of $31,435,670, primarily from the sale of our equity securities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

  Effective March 13, 2014 the Company has consolidated its capital on a 2 for 1 basis. Accordingly, all share and per share information in the audited financial statements have been retroactively restated to reflect the consolidation.
  The Company is in the process of raising, up to US$5,500,000 in a private placement, by issuing 9.5%, 30 month convertible debentures convertible into shares at $0.12 per share with warrants attached to purchase up to 40,000,000 common shares at a price of US$0.12 for a 42 month period. As at the date of the approval of the annual financial statements, $95,000 has been received.

61

  On March 14, 2014 the Company amended outstanding convertible debentures dated March 14, 2013 to include an aggregate of $327,750 of interest owing as principal to such convertible debentures, with the same terms as the Amended Debentures (Note 5 per audited consolidated financial statements for the year ended February 28, 2014).
  On April 4, 2014 the Company amended outstanding convertible debentures dated April 4, 2013 to include an aggregate of $230,000 of interest owing as principal to such convertible debentures with the same terms as the Amended Debentures (Note 5 per audited consolidated financial statements for the year ended February 28, 2014).
  On May 29, 2014 the Company completed a non-brokered private placement by issuing a convertible debenture to one entity in the amount of US$500,000 having an interest rate of 9.5% per annum payable annually as to 50% in cash and 50% in shares of our common stock and having a maturity date of May 29, 2018. The convertible debenture is convertible into either: (a) units at a conversion price of US$0.12 per unit, with each unit being comprised of one common share and one share purchase warrant, with each warrant exercisable into one common share at a price of US$0.12 per share until May 29, 2018; or (b) into 10% of the shares the Company holds in PPI East Block Holding Corp., or pro rata portion thereof for any partial conversion.
  Subsequent to February 28, 2014, 3,839,562 post-consolidation shares were issued pursuant to the conversion of $460,747.70 of principal of convertible debentures at $0.12 per share.

Outstanding share data

At February 28, 2014, we had on a post-consolidation basis 105,651,157 issued and outstanding common shares, 9,166,812 outstanding stock options at a weighted average exercise price of $0.50 (CAD$0.50) per share, and 15,037,363 outstanding warrants at an exercise price of $0.12 to $0.38 and CAD$0.50 per share.

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

62

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

63

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

64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Passport Potash Inc.:

We have audited the accompanying consolidated balance sheets of Passport Potash Inc. (the “Company”) (an exploration stage company) as at February 28, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the period from May 22, 2007 (inception of exploration stage) to February 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2014 and 2013 and the results of its operations and its cash flows for the years then ended and for the period from May 22, 2007 (inception of exploration stage) to February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dale Matheson Carr-Hilton Labonte LLP

DALE MATHESON CARR-HILTON LABONTE LLP
|CHARTERED ACCOUNTANTS

Vancouver, Canada
June 13, 2014

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in United States dollars)

	Notes	February 28,	February 28,
		2014	2013
ASSETS
Current assets
Cash		$49,062	$1,643,771
Receivables		4,853	56,526
Injunction bond	4	-	350,000
Prepaid expenses		113,554	272,750
Deferred issuance costs		3,598	37,380
Total current assets		171,067	2,360,427

Equipment	3	660	824
Unproven mineral properties	4	1,600,000	1,600,000
Long term deposit	4	-	975,000
Reclamation deposits	4	15,000	15,000
Total non-current assets		1,615,660	2,590,824
TOTAL ASSETS		$1,786,727	$4,951,251

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	7	$980,983	$1,053,170
Convertible debentures	5	553,233	1,624,128
Convertible debentures – subscriptions received	5	95,000	350,000
Derivative liability	10	42,007	1,619,786
Loans	6	546,242	-
Total current liabilities		2,217,465	4,647,084

Convertible debentures	5	5,000,889	-
Total non-current liabilities		5,000,889	-

TOTAL LIABILITIES		7,218,354	4,647,084

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock – Unlimited authorized without par value	8	35,032,933	33,659,380
Additional paid-in capital		16,922,064	15,088,169
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(43,871,806)	(34,928,564)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)		(5,431,627)	304,167
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)		$1,786,727	$4,951,251

Commitments and contingencies (Notes 1 and 4)
Subsequent events (Note 11)

On behalf of the Board of Directors:

“Joshua Bleak”	”John Eckersley”
Director	Director

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of operations
(Expressed in United States dollars)

		Year ended
				For the period May
				22, 2007(Inception
				of Exploration
	Note	February 28,	February 28,	Stage) to February
		2014	2013	28, 2014
Operating Expenses
Administration	7	$114,097	$61,355	$1,016,956
Advertising		95,700	577,105	1,837,185
Business development		310,937	605,170	1,327,474
Consulting fees	7	594,708	961,108	8,816,422
Depreciation	3	164	220	2,381
Foreign exchange loss		9,134	175,791	142,637
Investor relations		257,015	279,045	1,514,812
Management fees	7	736,995	667,963	4,018,295
Mineral property impairment	4	975,000	-	1,627,784
Mineral property option payments and
exploration costs	4,7	1,924,268	9,411,342	22,593,879
Office and miscellaneous		68,958	90,558	347,061
Professional fees		452,808	717,311	1,727,529
Property investigation costs		-	-	24,483
Transfer agent and filing fees		98,204	61,751	443,157
		(5,637,988)	(13,608,719)	(45,440,055)
Other items
Accretion expense	5	(4,049,613)	(93,566)	(4,143,179)
Change in fair value of derivative liability	10	1,574,966	4,219,489	6,355,805
Interest income		-	27,719	90,216
Interest expense on convertible debentures	5	(858,243)	(19,623)	(877,866)
Gain(Loss) on debt settlement		27,636	-	(9,852)
Other income		-	-	153,125
		(3,305,254)	4,134,019	1,568,249

Net loss		$(8,943,242)	$(9,474,700)	$(43,871,806)
Loss per share – basic and diluted		$(0.10)	$(0.11)
Weighted average number of shares outstanding– basic and diluted		92,133,127	87,169,504

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity (deficiency)
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at May 22, 2007 (Inception of exploration stage)	5,514,695	$12,909,530	$28,190	$(13,514,818)	$-	$(577,098)
Net loss	-	-	-	-	(639,925)	(639,925)
Shares issued for cash – private placement	5,123,199	982,322	-	-	-	982,322
Shares issued for cash – warrant exercise	1,400,000	294,325	-	-	-	294,325
Shares issued to acquire unproven mineral properties	150,000	34,402	-	-	-	34,402
Shares issued for cash – option exercise	310,500	47,474	-	-	-	47,474
Stock-based compensation	-	-	267,286	-	-	267,286
Balance at February 28, 2008	12,498,394	14,268,053	295,476	(13,514,818)	(639,925)	408,786
Net loss	-	-	-	-	(1,114,326)	(1,114,326)
Shares issued to acquire unproven mineral properties	112,500	81,504	-	-	-	81,504
Shares issued for cash – warrant exercise	2,778,869	670,195	-	-	-	670,195
Share issue costs	50,000	(48,680)	61,578	-	-	12,898
Stock-based compensation	-	-	174,784	-	-	174,784
Balance at February 28, 2009	15,439,763	14,971,072	531,838	(13,514,818)	(1,754,251)	233,841
Net loss	-	-	-	-	(996,441)	(996,441)
Shares issued for cash – private placement	2,485,568	491,933	-	-	-	491,933
Transfer to derivative liability – warrants issued	-	(359,669)	-	-	-	(359,669)
Share issue costs – cash	-	(37,654)	-	-	-	(37,654)
Share issue costs - warrants issued to finders	-	(26,505)	26,505	-	-	-
Cancelled shares	(53)	-	-	-	-	-
Shares issued to acquire unproven mineral properties	4,465,500	244,142	-	-	-	244,142
Stock-based compensation	-	-	170,281	-	-	170,281
Balance at February 28, 2010	19,390,778	$15,283,319	$728,624	$(13,514,818)	$(2,750,692)	$(253,567)

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity (deficiency)
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 28, 2010	19,390,778	$15,283,319	$728,624	$(13,514,818)	$(2,750,692)	$(253,567)
Net loss	-	-	-	-	(31,208,831)	(31,208,831)
Shares issued for cash – private placement	25,705,920	8,389,473	-	-	-	8,389,473
Transfer to derivative liability – warrants issued	-	(9,688,049)	-	-	-	(9,688,049)
Share issue costs - cash	-	(121,888)	-	-	-	(121,888)
Share issue costs – warrants issued to finders	-	(9,853)	9,853	-	-	-
Shares issued to acquire unproven mineral properties	3,000,000	433,343	-	-	-	433,343
Shares issued for cash – option exercise	2,843,000	752,110	-	-	-	752,110
Shares issued for cash – warrant exercise	9,787,068	3,988,062	-	-	-	3,988,062
Transfer from derivative liability – warrants exercised	-	5,288,864	-	-	-	5,288,864
Stock-based compensation	-	-	6,217,121	-	-	6,217,121
Balance at February 28, 2011	60,726,766	24,315,381	6,955,598	$(13,514,818)	(33,959,523)	(16,203,362)
Net profit	-	-	-	-	8,505,659	8,505,659
Shares issued for cash – private placement	20,833,213	7,537,877	-	-	-	7,537,877
Transfer to derivative liability – warrants issued	-	(3,668,077)	-	-	-	(3,668,077)
Share issue costs - cash	-	(67,336)	-	-	-	(67,336)
Share issue costs – warrants issued to finders	-	(32,700)	32,700	-	-	-
Shares issued to acquire unproven mineral properties	500,000	669,384	-	-	-	669,384
Shares issued for cash – option exercise	1,464,375	538,365	-	-	-	538,365
Shares issued for cash – warrant exercise	1,137,500	319,105	-	-	-	319,105
Transfer from derivative liability – warrants exercised	-	1,674,607	-	-	-	1,674,607
Stock-based compensation	-	-	4,063,925	-	-	4,063,925
Balance at February 29, 2012	84,664,854	$31,286,606	$11,052,223	$(13,514,818)	$(25,453,864)	$3,370,147

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ equity (deficiency)
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 29, 2012	84,664,854	$31,286,606	$11,052,223	$(13,514,818)	$(25,453,864)	$3,370,147
Net loss	-	-	-	-	(9,474,700)	(9,474,700)
Shares issued for cash – private placement	1,112,500	402,632	-	-	-	402,632
Share issue costs - cash	-	(11,598)	-	-	-	(11,598)
Share issue costs – warrants issued to finders	-	(1,590)	1,590	-	-	-
Shares issued for cash – warrant exercise	4,801,350	962,613	-	-	-	962,613
Shares issued to acquire unproven mineral properties	1,200,000	485,822	-	-	-	485,822
Transfer to derivative liability – warrants issued	-	(216,796)	-	-	-	(216,796)
Amount allocated to share purchase warrants on issuance of Debenture	-	-	1,478,442	-	-	1,478,442
Amount allocated to beneficial conversion feature on issuance of Debenture	-	-	2,316,159	-	-	2,316,159
Issuance costs allocated to share purchase warrants and
beneficial conversion feature on issuance of Debenture	-	-	(93,876)	-	-	(93,876)
Warrants issued to finders on issuance of Debenture	-	-	5,770	-	-	5,770
Transfer from derivative liability – warrants exercised	-	751,691	-	-	-	751,691
Stock-based compensation	-	-	327,861	-	-	327,861
Balance at February 28, 2013	91,775,704	33,659,380	15,088,169	$(13,514,818)	(34,928,564)	304,167
Net loss	-	-	-	-	(8,943,242)	(8,943,242)
Shares issued for cash – warrant exercised	20,833	8,157	-	-	-	8,157
Shares issued for – convertible debentures exercised	13,158	5,000	-	-	-	5,000
Shares issued for debt	13,841,463	1,367,499	-	-	-	1,367,499
Transfer from derivative liability – warrants exercised	-	2,813	-	-	-	2,813
Share issue costs - cash	-	(9,916)	-	-	-	(9,916)
Amount allocated to share purchase warrants on issuance of Debenture	-	-	974,504	-	-	974,504
Amount allocated to beneficial conversion feature on issuance of Debenture	-	-	483,358	-	-	483,358
Issuance costs allocated to share purchase warrants and beneficial conversion feature on issuance of Debenture	-	-	(2,638)	-	-	(2,638)
Stock-based compensation	-	-	378,671	-	-	378,671
Balance at February 28, 2014	105,651,157	$35,032,933	$16,922,064	$(13,514,818)	$(43,871,806)	$(5,431,627)

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows
(Expressed in United States dollars)

	Year ended
			Cumulative from
			May 22, 2007
			(Inception of
			Exploration Stage)
	February 28,	February 28,	to February 28,
	2014	2013	2014
Operating activities
Net loss	$(8,943,242)	$(9,474,700)	$(43,871,806)
Adjustments for:
Accretion	4,049,613	93,566	4,143,179
Amortization of deferred issuance costs	38,018	-	38,018
Depreciation	164	220	2,381
Interest expense on convertible debentures	858,243	19,623	877,866
Fair value adjustment on warrants	(1,574,966)	(4,219,489)	(6,355,805)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	(27,636)	-	9,852
Mineral property impairment	975,000	-	975,000
Mineral property option payments - shares	-	485,822	1,948,597
Other income	-	-	(138,474)
Stock-based compensation	378,671	327,861	11,599,929
Changes in non-cash working capital items:
Receivables	51,673	(9,451)	(4,853)
Injunction bond	350,000	(350,000)	-
Prepaid expenses	159,196	(192,913)	(111,452)
Trade payables and accrued liabilities	1,322,951	530,521	2,347,220
Net cash flows used in operating activities	(2,362,315)	(12,788,940)	(28,796,608)
Investing activities
Reclamation deposits	-	-	(15,000)
Long term deposits	-	(750,000)	(975,000)
Mineral property acquisition costs	-	(300,000)	(1,600,000)
Net cash flows used in investing activities	-	(1,050,000)	(2,590,000)
Financing activities
Debentures - net of issue costs	128,126	5,180,054	5,308,180
Proceeds on issuance of common shares - net of issue costs	(1,762)	1,353,647	25,136,248
Proceeds from Loans	546,242	-	546,242
Subscriptions received	95,000	350,000	445,000
Net cash flows from financing activities	767,606	6,883,701	31,435,670
Decrease in cash	(1,594,709)	(6,955,239)	49,062
Cash, beginning	1,643,771	8,599,010	-

Cash, ending	$49,062	$1,643,771	$49,062
Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

See Note 11 for non-cash transactions.

See accompanying notes to the consolidated financial statements

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company is engaged in the acquisition and exploration of mineral properties. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $57,386,624 since inception. The Company has funded its operations through the issuance of capital stock and debt. In the longer term, the Company will also need to repay outstanding convertible debentures if these are not converted which have a maturity date of August 19, 2016. At February 28, 2014, the Company had cash of $49,062 and a working capital deficit of $2,046,398. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

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

Foreign Currency Translation and Transactions

The functional currency for the Company is USD. The Company translates assets and liabilities to USD using year-end exchange rates, translates unproved mineral properties and equipment using historical exchange rates, and translates expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included in net loss.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

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
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Unproven Mineral Properties

Realization of the Company's investment in and expenditures on unproven mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

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

The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 3 – EQUIPMENT

Equipment
Cost:
At February 28, 2014, February 28, 2013 and February 29, 2012	$34,527

Depreciation:
At February 29, 2012	$33,483
Charge for the year	220
At February 28, 2013	33,703
Charge for the year	164
At February 28, 2014	$33,867

Net book value:
At February 28, 2013	$824
At February 28, 2014	$660

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 4 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	February 28, 2014	Additions	February 28, 2013	Additions	February 29, 2012
Property acquisition costs
Cash paid for property	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
	$1,600,000	$-	$1,600,000	$300,000	$1,300,000
Option payments and exploration costs
Assay	$309,680	$26,603	$283,077	$209,758	$73,319
Drilling and related costs	8,979,834	456,640	8,523,194	3,308,785	5,214,409
Geological consulting	3,248,707	757,676	2,491,031	1,177,932	1,313,099
License and filing	644,650	200,974	443,676	344,273	99,403
Option payments	6,362,855	-	6,362,855	3,699,792	2,663,063
Project administration	3,160,821	482,375	2,678,446	783,470	1,894,976
Recovery	(112,668)	-	(112,668)	(112,668)	-
	$22,593,879	$1,924,268	$20,669,611	$9,411,342	$11,258,269

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 4 – UNPROVEN MINERAL PROPERTIES

The Company acquired mineral claims in the Holbrook Basin Project through the following agreements:

South West Exploration Property, Arizona

On September 30, 2008, as amended, the Company entered into an option agreement to purchase 100% of certain mining claims located in the Holbrook Basin region of Arizona, USA. In terms of the Southwest Option Agreement, the Company:

  made cash payments of 575,000 in stages;
  issued 1,000,000 share purchase options with a fair value of $61,152;
  issued 8,181,000 shares in stages with a fair value of $551,921; and
  incurred property expenditures of $200,000.

During the year ended February 29, 2012, the Company purchased the 1% Net Smelter Royalty (“NSR”) for $1 million.

The Company now owns a 100% interest, with no NSR, in the South West Exploration Property.

At February 28, 2014, the Company had a reclamation bond of $15,000 (February 28, 2013: $15,000) for work done on the South West Exploration Property.

Twin Butte Ranch Property, Arizona

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

Upon exercising its option to purchase the entire Twin Butte Ranch, the Company must deliver a certified cheque in the amount of $2,000,000 on or before January 6, 2016.

The lease agreement and purchase option will expire on January 6, 2016 or such other time as is mutually acceptable and agreed to in writing by both parties.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 4 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Sweetwater/American Potash Property, Arizona

On November 12, 2010, the Company entered into an option agreement to acquire 100% of the right, title and interest in exploration permits within the Holbrook basin region of Arizona, USA. In terms of the Sweetwater/American Potash option agreement, the Company:

  made cash payments of $90,000 in stages;
  issued 500,000 shares of the Company with a fair value of $130,444; and
  paid all taxes and exploration work to keep the claims in good standing.

During the year ended February 28, 2013, the Company purchased the 2% NSR for $300,000.

The Company now has a 100% interest, with no NSR, in the Sweetwater/American Potash Property.

Mesa Uranium, Arizona

On August 31, 2010, the Company entered into an agreement to acquire 100% undivided interest in exploration permits within the Holbrook basin region of Arizona, USA. In terms of the Mesa Uranium option agreement, the Company:

  made cash payments of $20,000;
  issued 500,000 shares of the Company with a fair value of $40,625;
  competed $119,518 exploration expenditures in 2010; and
  obtained the maximum available assessment work credits or payments in lieu of the minimum requirements to keep the claims in good standing.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 4 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Ringbolt Property, Arizona (cont’d)

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

The court ruled that tender to the court was not sufficient; therefore, the cash and shares were released to the optionors on July 10, 2012. The fair value of the 1,400,000 shares was $271,936. The Company deposited a bond in the amount of $350,000 with the Court as security for the preliminary injunction, which was disclosed on the balance sheet as an injunction bond. During the year ended February 28, 2014, the injunction bond was returned to the Company. On September 10, 2012, the court granted the motion for a preliminary injunction, which enjoined the optionors from terminating the Ringbolt option agreement based upon the grounds alleged by the optionors.

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

The Company will place into escrow on behalf of the optionors the $2,450,000 cash payment and the 750,000 common shares (issued with a fair value of $168,291) of the Company. The cash payment and shares will be released to the optionors upon receipt of confirmation of the assignment of the Ringbolt Property to the Company (completed).

4.	There will be no royalty attached to the transferred permits.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 4 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Ringbolt Property, Arizona (Cont’d)

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

Cooperative Agreement and Joint Exploration Agreement (“JEA”) with the Hopi Tribe

Effective November 1, 2012, the Company and The Hopi Tribe, a federally recognized Indian Tribe, entered into a Joint Exploration Agreement (the ”JEA”) pursuant to which the parties agree to explore the Hopi land sections (the “Hopi Property”) which are checker-boarded with the Company’s southern landholdings in accordance with an exploration program.

The Company will be responsible for all costs, charges and expenses incurred in connection with the exploration program.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 4 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Fitzgerald Ranch, Arizona

On May 7, 2012, as amended, the Company entered into an agreement to acquire the Fitzgerald Ranch for $17,000,000 as follows:

a)	A down payment of $500,000 (paid) ($25,000 was expensed in the year ended February 29,2012, and the remainder is included in long-term deposits);
b)	A payment of $500,000 (paid) upon execution of an amendment to the agreement in November 2012 (included in long-term deposits);
c)	A payment of $500,000 to be paid on the earlier of either October 31, 2013, or within 30 days of closing the Company’s next financing;
d)	A payment of $500,000 to be paid on or before December 31, 2013;
e)	A payment of $1,000,000 to be paid on or before December 31, 2014; and
f)	The balance of $14,000,000 to be paid on the closing of the sale which is on or before June 30, 2015.

The Company has not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013; therefore, the agreement is in default and $975,000 capitalized to long-term deposits has been written-off as at the year ended February 28, 2014. The Company is currently in negotiations to amend the agreement.

NOTE 5 – CONVERTIBLE PROMISORY NOTES PAYABLE

Tranche I

On February 19, 2013, the Company issued $5,305,540 of convertible debentures which mature on February 19, 2014 (the “Maturity Date”) and bear interest at 15% per annum which shall accrue and be payable on the earlier of the Maturity Date, or the date the entire principal amount of the convertible debentures is converted (the “Tranche I Debentures”). The principal amount of the Tranche I Debentures is convertible into shares of common stock of the Company at the option of the holder, in whole or in part, at a price of US$0.38 per share until the Maturity Date. The Tranches I Debentures are secured by a first ranking floating charge security on all of the Company’s assets.

In addition, 2.5 common share purchase warrants were issued for each US$1.00 of principal amount of the Tranche I Debentures, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.38 per share for a period of one year from the date of issuance. 13,263,850 warrants were issued. The Company determined the fair value of the warrants to be $2,049,578 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 76%; Risk-free interest rate – 1.07%; Expected life – 1 year.

The proceeds were allocated to the Tranche I Debentures and the warrants based on their relative fair values and accordingly, $3,827,098 was allocated to the debentures and $1,478,442 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $2,316,159. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with the issuance of the Tranche I Debentures, the Company paid $73,958 in finder’s fees and issued 101,882 finder’s warrants. Each finder’s warrant entitles the holder to purchase one common share for US$0.19 per share for one year from the date of issuance. The fair value of the finder’s warrant portion calculated using the Black-Scholes Option Pricing Model was $5,770, recorded as a debenture issuance cost. The Company also incurred legal and filing fee costs of $51,528, of which $37,380 was recorded as deferred debt issuance costs and $93,876 was charged to additional paid-in capital.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 5 – CONVERTIBLE DEBENTURES (Cont’d)

Tranche II

On March 14, 2013, the Company issued $285,000 of convertible debentures which mature on March 14, 2014 (the “Maturity Date”), and bear interest at 15% per annum which shall accrue and be payable on the earlier of the Maturity Date, or the date the entire principal amount of each debenture is converted. The principal amount of the debentures is convertible into shares of common stock of the Company at the option of the holder, in whole or in part, at a price of US$0.38 per share until the Maturity Date. The debentures are secured by a first ranking floating charge security on all of the Company’s assets.

In addition, 2.5 common share purchase warrants were issued for each US$1.00 of principal amount of the debentures, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.38 per share for a period of one year from the date of issuance. 712,500 warrants were issued. The Company determined the fair value of the warrants to be $130,826 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 75%; Risk-free interest rate – 0.97%; Expected life – 1 year.

The proceeds were allocated to the debentures and the warrants based on their relative fair values and accordingly, $195,334 was allocated to the debentures and $89,666 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $164,666. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with this private placement of debentures, the Company also incurred filing fee costs of $1,425, of which $353 was recorded as deferred debt issuance costs and $1,272 was charged to additional paid-in capital.

Tranche III

On April 4, 2013, the Company issued $200,000 of convertible debentures which will mature on April 4, 2014 (the “Maturity Date”) and bear interest at 15% per annum which shall accrue and be payable on the earlier of the Maturity Date, or the date the entire principal amount of each debenture is converted. The principal amount of the debentures is convertible into shares of common stock of the Company at the option of the holder, in whole or in part, at a price of US$0.38 per share until the Maturity Date. The Debentures are secured by a first ranking floating charge security on all of the Company’s assets.

In addition, 2.5 common share purchase warrants were issued for each US$1.00 of principal amount of the debentures, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.38 per share for a period of one year from the date of issuance. 500,000 warrants were issued. The Company determined the fair value of the warrants to be $62,896 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 75%; Risk-free interest rate – 0.97%; Expected life – 1 year.

The proceeds were allocated to the debentures and the warrants based on their relative fair values and accordingly, $152,151 was allocated to the debentures and $47,849 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

The Company recognized the value of the embedded beneficial conversion feature of $58,375. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with this issuance of debentures, the Company also incurred filing fee costs of $1,070, of which $502 was recorded as deferred debt issuance costs and $568 was charged to additional paid-in capital.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 5 – CONVERTIBLE DEBENTURES (Cont’d)

Amendment to Convertible Debentures

On February 6, 2014, the Company entered into agreements with all the debenture holders to modify the terms of the convertible debentures as follows (the “Amended Debentures”):

•	The maturity date is extended to August 19, 2016;
•	All interest due on the original maturity date is added to the principal of the convertible debentures;
•	The debt is now convertible to into common shares of the Company at $0.12 per share; and
•	The warrants will have a term of 42 months from the date of issuance and are exercisable to purchase one common share of the Company at $0.12 per share.

All the amendments will come into effect on the original maturity dates.

On February 19, 2014, the amendments came into effect for the Tranche 1 Debentures. As a result, the principal of the Tranche 1 Debentures increased to $6,095,894.

The Company determined the incremental fair value of the warrants issued with the Tranche 1 Debentures due to the modifications to be $866,295 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 93%; Risk-free interest rate – 1.16%; Expected life – 2.5 years.

The proceeds were allocated to the Debenture and the warrants based on their relative fair values and accordingly, $5,258,905 was allocated to the Debenture and $836,989 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $260,317. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with this private placement of debentures, the Company paid $4,379 issuance costs, of which $3,591 was recorded as deferred debt issuance costs and $788 was charged to additional paid-in capital.

	February 28,	February 28,
Convertible Debenture – Tranche I to III	2014	2013
Opening balance	$1,624,128	$-
Subscriptions received	485,000	5,305,540
Subscriptions allocated to detachable share purchase warrants	(974,504)	(1,478,442)
Intrinsic beneficial conversion feature	(483,358)	(2,316,159)
Exercised – Transfer to Share Capital	(5,000)	-
Accretion	4,049,613	93,566
Interest	858,243	19,623
Closing balance	$5,554,122	$1,624,128

The difference between the amount recorded to the convertible debentures on initial recognition and the value at Maturity will be accreted using the effective interest rate method. During the year ended February 28, 2014, $4,049,613 (2013 - $93,566) was expensed as a non-cash interest charge.

Subscriptions Received

During the year ended February 28, 2014 the Company received subscriptions of $95,000 (2013 - $350,000) towards convertible debenture offerings.

NOTE 6 – LOANS

Loans comprise certain advances from third parties and related parties (Note 7). As at February 28, 2014, the loans have no fixed repayment terms, are unsecured and do not bear interest.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	February 28,	February 28,
	2014	2013
Directors, officers and companies controlled by directors and officers of the Company	$434,838	$173,025

The following amounts due to related parties are included in loans:

		February 28,	February 28,
	Note	2014	2013
Director	6	$200,000	$-
Companies controlled by directors and officers of the Company	6	46,264	-
		$246,264	$-

Related party transactions

The following amounts due from related parties are included in amounts receivable:

	February 28,	February 28,
	2014	2013
Companies controlled by directors of the Company	$-	$10,890

The advance have no repayment date, is unsecured and do not bear any interest.

The Company incurred the following transactions with directors, officers and companies that are controlled by directors and officers of the Company.

	Year ended
	February 28,	February 28,
	2014	2013
Administration	$54,266	$18,460
Consulting fees	441,024	564,066
Management fees	736,995	667,964
Mineral exploration costs	791,034	433,591
	$2,023,319	$1,684,081

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 8 – COMMON STOCK

Share Issuances:

During the year ended February 28, 2014, the Company issued the following shares:

(a)

On February 24, 2014 the Company issued 13,841,463 common shares of the company at a deemed price of CDN$0.11 to settle indebtedness with creditors in the aggregate amount of $1,367,499 (CDN$1,522,561). Share issue costs of $9,916 were incurred.

(b)	On July 2, 2013 13,158 shares were issued pursuant to $5,000 Convertible Debentures being converted to shares.

(c)	On March 18, 2013 20,833 warrants were exercised at CDN$0.40 per share for proceeds of US$8,157.

During the year ended February 28, 2013, the Company issued the following shares:

(a)	During the year ended February 28, 2013, 4,804,351 warrants were exercised at CDN$0.10 per share for proceeds of $962,613.

(b)	The Company issued 1,200,000 shares pursuant to mineral property option agreements at fair values ranging from CDN$0.38 to CDN$0.46 per share for a total fair value of $485,822. (Note 4).

(c)

On February 19, 2013 the Company issued 112,500 units through a non-brokered private placement at a price of CDN$0.36 per unit for total proceeds of $402,632. Each unit consists of one common share and one-half of one common share purchase warrant with one share purchase warrant exercisable at a price of CDN$0.50 per share for five years. $216,796 of the proceeds were allocated to the warrants and recorded as a derivative liability which was determined using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 147%; Risk-free interest rate – 1.42%; Expected life – 5 years. Share issuance costs of $13,188 were incurred in connection with this transaction, being $11,598 cash and 4,764 warrants with the same terms as the unit warrants which were valued at $1,590.

Stock options

Prior to September 12, 2013, the Company had an incentive stock option plan, which provided that the Board of Directors of the Company may from time to time, in its discretion, and in accordance with the TSX-V requirements, grant to directors, officers, employees and technical consultants to the Company, non-transferable stock options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 10% of the Company’s issued and outstanding common shares. Such options are exercisable for a period of up to 10 years from the date of grant. In connection with the foregoing, the number of common shares reserved for issuance to any one optionee does not exceed five percent (5%) of the issued and outstanding common shares and the number of common shares reserved for issuance to all technical consultants does not exceed two percent (2%) of the issued and outstanding common shares. Options may be exercised no later than 90 days following cessation of the optionee’s position with the Company or 30 days following cessation of an optionee conducting investor relations activities’ position.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 8 – COMMON STOCK (Cont’d)

Stock options (Cont’d):

The changes in options during the years ended February 28, 2014 and 2013 are as follows:

	Year ended		Year ended
	February 28, 2014		February 28, 2013
		Weighted
				Weighted
		average		average
		exercise		exercise
	Number of	price	Number of	price
	options	(CDN$)	options	(CDN$)
Options outstanding, beginning of year	9,139,946	$0.62	8,405,946	$0.64
Options granted	1,265,000	0.36	734,000	0.42
Options cancelled	(1,238,134)	0.58	-	-
Options outstanding, end of year	9,166,812	$0.50	9,139,946	$0.62

Options exercisable, end of year	9,166,812	$0.50	9,139,946	$0.62

At February 28, 2014 the following stock options were outstanding:

Number of	Exercise price
Options	CDN$	Expiry date
72,812	0.20	November 16, 2015
725,000	0.64	January 10, 2016
2,513,500	0.40	February 11, 2016
460,750	0.40	March 03, 2016
750,500	1.18	June 21, 2016
745,250	0.84	September 12, 2016
1,900,000	0.76	January 20, 2017
234,000	0.42	February 19, 2018
500,000	0.1	February 19, 2018
1,265,000	0.36	July 02, 2018
9,166,812

The weighted average remaining contractual life of the outstanding stock options is 2.71 years.

Stock Option Re-pricing

On January 14, 2014, the Company re-priced the exercise price of 500,000 incentive stock options from $0.42 to $0.10 per share. The following assumptions were used for the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 121%; Risk-free interest rate – 1.52%; Expected life of options – 4.1 years. The incremental fair value was determined to be $9,766 and was charged to stock based compensation expense and recorded in the additional paid-in capital in fiscal 2014.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 8 – COMMON STOCK (Cont’d)

Stock options (Cont’d)

On July 3, 2013, the Company granted 1,265,000 incentive stock options to directors, officers and consultants at a price of CDN$0.36 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 148%; Risk-free interest rate – 1.54%; Expected life of options – 5 years. The fair value was determined to be $368,905 which was charged to stock based compensation expense and recorded in the additional paid-in capital during fiscal 2014.

2013 Stock Option Grants

On February 20, 2013, the Company granted 734,000 incentive stock options to consultants at a price of CDN$0.42 for a 5 year term. The following assumptions were used in the Black-Scholes Option Pricing Model valuation of these stock options granted: Expected dividend yield – 0%; Expected stock price volatility – 147%; Risk-free interest rate – 1.42%; Expected life of options – 5 years. The fair value was determined to be $289,258 which was charged to stock based compensation expense and recorded in the additional paid-in capital during fiscal 2013.

Share purchase warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

Number of warrants
Balance, February 29, 2012	25,400,167
Issued with private placements	13,875,804
Exercised	(4,801,351)
Expired	(10,182,214)
Balance, February 28, 2013	24,292,406
Issued with debentures	1,212,500
Exercised	(20,833)
Expired	(10,446,710)
Balance, February 28, 2014	15,037,363

At February 28, 2013 the following share purchase warrants were outstanding:

Number of	Exercise price		Expiry date
Warrants	CDN$	USD$
561,013	0.50		February 19, 2018
13,263,850		0.12	August 19, 2016
712,500		0.38	March 14, 2014
500,000		0.38	April 04, 2014
15,037,363

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 9 – INCOME TAXES

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	Year ended	Year ended
	February 28, 2014	February 28, 2013
Net loss	$(8,943,242)	$(9,474,700)
Statutory tax rate	25.00%	25.00%
Expected income tax recovery at the statutory tax rate	(2,235,811)	(2,368,675)
Non-deductible items and other	358,170	(792,407)
Change in valuation allowance	1,877,641	3,161,082
Income tax recovery	$-	$-

Temporary differences that give rise to the following deferred income tax assets are:

	February 28,	February 28,
	2014	2013
Non-capital loss carry-forwards	$4,072,699	$2,147,215
Mineral properties	5,154,965	5,186,354
Share issuance costs	30,075	43,554
Equipment	39,104	42,082
	9,296,843	7,419,204
Valuation allowance	(9,296,843)	(7,419,204)
	$-	$-

The tax pools relating to these deductible temporary differences expire as follows:

	Canadian
	non-capital
	losses	Resource pools	Equipment	Share issue costs
2015	$408	$-	$-	$-
2026	59,367	-	-	-
2027	50,889	-	-	-
2028	294,887	-	-	-
2029	379,166	-	-	-
2030	355,833	-	-	-
2031	638,451	-	-	-
2032	2,457,052	-	-	-
2033	3,745,770	-	-	-
2034	8,308,974	-	-	-
No expiry	-	22,219,860	157,078	120,301
	$16,290,797	$22,219,860	$157,078	$120,301

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 10 – DERIVATIVE LIABILITY

	February 28,	February 28,
	2014	2013
Balance, beginning	$1,619,786	$6,374,170
Fair value of warrants issued	-	216,796
Fair value of warrants exercised	(2,813)	(751,691)
Fair value change of warrants	(1,574,966)	(4,219,489)
Balance, ending	$42,007	$1,619,786

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		February 28, 2014		February 28, 2013
	Exercise
	Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
January 11, 2012	$0.40	-	$-	10,416,602	$1,406,500
February 19, 2013	$0.50	556,250	42,007	556,250	213,286
		556,250	$42,007	10,972,852	$1,619,786

The fair value of the share purchase warrants were calculated using the Black-Scholes Option Pricing Model using the following assumptions: Expected dividend yield – 0 (2013:0%); Expected stock price volatility – 119% (2013:76%-147%) Risk-free interest rate – 1.52% (2013:1.06% -1.42%); Expected life of share purchase warrants – 3.97 years (2013:0.87 -4.97 years).

NOTE 11 – NON CASH TRANSACTIONS

The Company incurred the following non-cash transactions that are not reflected in the statements of cash flows:

	Year ended
	February 28,	February 28,
	20143	2013
Fair value of shares issued on acquisition of unproven mineral properties	$-	$485,822
Fair value of shares issued for debt	1,367,499	-
Shares issued for convertible debentures exercised	5,000	-
	$1,375,312	$485,822

NOTE 12 – SUBSEQUENT EVENTS

(a)

Effective March 13, 2014 the Company consolidated its share capital on a 2 for 1 one basis. Accordingly, all share and per share information in these financial statements have been retroactively restated to reflect the consolidation.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements
(Expressed in United States dollars)
For the years ended February 28, 2014 and February 28, 2013

NOTE 12 – SUBSEQUENT EVENTS (cont’d)

(b)

The Company is in the process of raising up to US$5,500,000 in a private placement, by issuing 9.5%, 30 month convertible debentures convertible into shares at $0.12 per share with warrants attached to purchase up to 40,000,000 common shares at a price of US$0.12 for a 42 month period. As at the date of the approval of these financial statements, $95,000 has been received.

(c)

On March 14, 2014 the Company amended outstanding convertible debentures dated March 14, 2013 to include an aggregate of $327,750 of interest owing as principal to such convertible debentures, with the same terms as the Amended Debentures (Note 5).

(d)

On April 4, 2014 the Company amended outstanding convertible debentures dated April 4, 2013 to include an aggregate of $230,000 of interest owing as principal to such convertible debentures, with the same terms as the Amended Debentures (Note 5).

(e)

On May 29, 2014 the Company completed a non-brokered private placement by issuing a convertible debenture to one entity in the amount of US$500,000 having an interest rate of 9.5% per annum payable annually as to 50% in cash and 50% in shares of the Company’s common stock and having a maturity date of May 29, 2018. The convertible debenture is convertible into either: (a) units at a conversion price of US$0.12 per unit, with each unit being comprised of one common share and one share purchase warrant, with each warrant exercisable into one common share at a price of US$0.12 per share until May 29, 2018; or (b) into 10% of the shares the Company holds in PPI East Block Holding Corp., or pro rata portion thereof for any partial conversion.

(f)	Subsequent to February 28, 2014, 3,839,562 post-consolidation shares were issued pursuant to the conversion of $460,747.70 of principal of convertible debentures at $0.12 per share.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of February 28, 2014.

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

As of February 28, 2014 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of February 28, 2014.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

On May 8, 2014, we issued 182,083 shares to one individual pursuant to the conversion of $21,850 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On April 28, 2014, we issued 1,000 shares to one individual pursuant to the conversion on April 23, 2014 of $41,400 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share as there was a shortfall on the issuance on April 23, 2014 of 1,000 shares due to a clerical error. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On April 23, 2014, we issued 344,000 shares to one individual pursuant to the conversion of $41,400 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On April 16, 2014, we issued 191,647 common shares to one individual pursuant to the conversion of $22,997.70 of principal of a convertible debenture issued to such individual on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On March 28, 2014 we issued 500,000 common shares to one entity pursuant to the conversion of $60,000 of principal of a convertible debenture issued to such entity on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On March 21, 2014, we issued 2,204,166 common shares to one entity pursuant to the conversion of $264,500 of principal of a convertible debenture issued to such entity on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

On March 19, 2014, we issued 416,666 common shares to one entity pursuant to the conversion of $50,000 of principal of a convertible debenture issued to such entity on February 19, 2013 at a conversion price of $0.12 per share. We relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Section 3(a)(9) thereof, with respect to the issuance of the shares pursuant to the conversion of principal of the such convertible debenture.

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

Our executive officers and directors and their respective ages as of the date of this Registration Statement are as follows:

Name	Age	Position Held

Joshua Bleak	33	President, Chief Executive Officer and Director

Bill Allred	77	Chief Financial Officer

Ali Rahimtula	67	Director

Michael X. Schlumpberger	50	Chief Operating Officer

David J. Salisbury	61	Chairman of the Board and Director

John Eckersley	54	Executive Vice President and Director

Frank Högel	41	Vice Chairman and a Director

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

Bill Allred. Mr. Allred has been our Chief Financial Officer since March 1, 2014. Mr. Allred has worked as a certified public account with his own private accounting practice, Billie J. Allred, CPA, from 1979 to the present. Mr. Allred has served as the Deputy Auditor general for the State of Arizona from 1976 to 1979 and was an audit manager in the Los Angeles and Phoenix offices of Ernst & Young from 1958 to 1968. Mr. Allred received his Bachelor of Science Degree in Accounting from Brigham Young University in 1958 and his A.A. Degree in Business from Eastern Arizona College in 1956. Based on the foregoing. Mr. Allred was a director of American Energy Fields, Inc. from October 2010, which merged with and into Continental Resources Group, Inc. where Mr. Allred continued as a director of Continental Resources Group, Inc. until its dissolution on February 27, 2013.

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

Michael X. Schlumpberger, Mr. Schlumpberger has served as the Chief Operating Officer of our Company since June 3, 2013. Mr. Michael Schlumpberger is a mining engineer with 27 years of experience in the mining industry, with over 21 years with The Potash Corporation of Saskatchewan Inc. ("PotashCorp"). From January 2011 to June 2013, Mr. Schlumpberger was the Operations Manager for PotashCorp (TSX and NYSE: POT) where he lead a team responsible for the production of ammonia and all downstream products, which included not only manufacturing, but also packaging and loading (rail and truck) as well as safety and environmental compliance. From 2005 to 2008, Mr. Schlumpberger was the Mine General Superintendent of PotashCorp where he was responsible for all aspects of the underground mining and hoisting for +8 million tonne per year potash mine and oversaw an expansion and upgrade to increase production by approximately 50%, including hoisting, while in normal production. As the Mine General Superintendent, he was also accountable for productivity, process and reliability improvements, budgeting, capital replacement program, environmental compliance and safety. Mr. Schlumpberger received his Bachelors of Science (Mining Engineering) in December of 1985 from the University of Missouri - Rolla (Missouri School of Mines), and received a Masters of Business Administration from East Carolina University. Mr. Schlumpberger is a professional engineer and a founding registered member of the Society for Mining, Metallurgy and Exploration.

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

Frank Högel. Mr. Högel has served as Executive Chairman and as a director of our Company since February 19, 2014. Mr. Högel currently serves as President and Chief Executive Officer of Peter Beck Performance Fonds and Peter Beck and Partner Asset Management Company Limited and has been in such positions since January 2002. In addition, from September 2007 to present, Mr. Högel has been a director of Concept Capital Management, an asset management company focused on evaluating Canadian resource companies for convertible debenture financings as well as structuring gold and silver loans. Mr. Högel has a Master of Business Administration (FH) degree from the University of Nürtingen, Germany, which he received in June 1999, with a focus on financial management, banking and international business & management. Mr. Högel’s qualifications to serve on our Board of Directors is based on his corporate experience, financial experience and knowledge of the resources industry.

Significant Employees

We have no significant employees and our officers and directors provide their services on a consulting basis.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended February 28, 2014, except as follows:

Name	Position Held	Late or Unfiled Report

Joshua Bleak	President, CEO and Director	Two Form 4s filed late

John Eckersley	Executive Vice President and Director	Two Form 4s filed late

David Salisbury	Director	Two Form 4s filed late

Ali Rahimtula	Director	Two Form 4s filed late

Bill Allred	Chief Financial Officer	Form 3 filed late

Michael X. Schlumpberger	Chief Operating Officer	Form 4 filed late

Frank Högel	Vice Chairman and Director	Form 3 unfiled

Laara Shaffer	Former CFO, Secretary and Director	Form 4 filed late

Dennis Ickes	Former Director	Form 4 filed late

Jerry Aiken	Former Director	Form 4 filed late

Concept Capital Management	Beneficial owner of more than 10%	Form 3 unfiled and two Form 4s unfiled

Corporate Governance

Meetings and Committees of the Board of Directors

Our Board of Directors held 4 meetings during the fiscal year ended February 28, 2014. Each director attended at least 75% of the aggregate of: (i) the total number of board meetings held while he was a director; and (ii) the total number of meetings held by committees on which he served during the periods that he served.

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

Our Audit Committee is currently comprised of three directors, David Salisbury, Frank Högel and John Eckersley. All of the Audit Committee members are “financially literate.” We are relying upon the exemption in section 6.1 of NI 52-110 in respect of the composition of our Audit Committee and in respect of our reporting obligations under NI 52-110 for the year ended February 28, 2014. This exemption exempts a “venture issuer” from the requirement to have 100% of the members of its audit committee independent, as would otherwise be required by NI 52-110. Our Board has determined that David Salisbury qualifies as an “audit committee financial expert” as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(l) under the Exchange Act.

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

The Audit Committee discharged its mandate in respect of the fiscal year ended February 28, 2014, including the review and recommendation to the Board in respect of all financial disclosure contained in our public documents.

The Audit Committee held 1 meeting during the year ended February 28, 2014, and also acted through the adoption of written consent resolutions.

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

Director Independence

Our common shares are listed on the TSX Venture Exchange (the “TSXV”). Under the Policy 3.1 Section 5.7 of the TSXV, each issuer must have at least two independent directors on its board. Under the TSXV policies, a director is independent if he or she has no direct or indirect material relationship with the issuer. A material relationship is defined as a relationship which could, in the view of the issuer’s board of directors, be reasonably expected to interfere with the exercise of a member’s independent judgment. Our Board has determined that the following directors are “independent” as required by TSXV listing standards: David J. Salisbury and Frank Högel. Our Board also determined that Mr. Salisbury and Mr. Högel meet the criteria of independence under the SEC rules. Our non-independent directors are: Joshua Bleak (President and CEO), John Eckersley (Executive Vice-President) and Ali Rahimtula (consultant).

ITEM 11.             EXECUTIVE COMPENSATION

Compensation Discussion

The Board has not appointed a compensation committee and the responsibilities relating to executive and director compensation, including reviewing and recommending director compensation, overseeing our base compensation structure and equity-based compensation program, which we do not currently have any equity-based compensation program, recommending compensation of our officers and employees, and evaluating the performance of officers generally and in light of annual goals and objectives, is performed by the Board as a whole.

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

Equity Participation – Option-Based Awards

We believe that encouraging our executives and employees to become shareholders is the best way of aligning their interests with those of our shareholders. However, at our September 12, 2013 annual general and special meeting, our shareholders voted against the continuation of our 2011 rolling share option plan. Therefore, we do not currently have a stock option plan in place pursuant to which we are allowed to grant any stock options.

Summary Compensation Table

The following table sets forth the compensation paid to any of the following individuals during our fiscal years ended February 28, 2014 and February 28, 2013: (i) any person serving as our principal executive officer during our fiscal year ended February 28, 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of February 28, 2013; and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of February 28, 2014 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended February 28,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joshua Bleak, President and CEO(2)	2014	180,000	Nil	Nil	42,286	Nil	Nil	Nil	222,286
	2013	180,000	Nil	Nil	Nil	Nil	Nil	Nil	180,000
John Eckersley, Executive Vice President (3)	2014	150,000	Nil	Nil	42,286	Nil	Nil	Nil	192,286
	2013	150,000	Nil	Nil	Nil	Nil	Nil	Nil	150,000
Bill Allred, Chief Financial Officer and Secretary(4)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Michael X. Schlumpberger Chief Operating Officer (5)	2014	135,000	Nil	Nil	72,906	Nil	Nil	Nil	207,906
Laara Shaffer, Former Chief Financial Officer and Secretary(6)	2014	11,980	Nil	Nil	42,286	Nil	Nil	Nil	54,266
	2013	18,460	Nil	Nil	41,182	Nil	Nil	Nil	59,642

(1)	This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.
(2)	Mr. Bleak has served as our President and CEO since April 26, 2011.
(3)	Mr. Eckersley has served as our Executive Vice-President since December 2010.
(4)	Mr. Allred has served as our Chief Financial Officer since March 1, 2014.
(5)	Mr. Schlumpberger has served as our Chief Operating Officer since June 3, 2013.
(6)	Ms. Shaffer resigned as our Chief Financial Officer and Secretary on February 19, 2014.

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

Outstanding Equity Awards as of February 28, 2014

The following table sets forth outstanding equity awards as of February 28, 2014 with respect to each of the Named Executive Officers listed in the table above:

Outstanding Equity Awards as of February 28, 2014
	Option Awards					Stock Awards
Name	Number of secur- ities under- lying unexer- cised options exercise- able (#)	Number of secur- ities under- lying unexer- cised options unexer- cisable (#)	Equity incentive plan awards: number of securi- ties under- lying unexer- cised un- earned options (#)	Option exercise price ($)	Option expira- tion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incen- tive plan awards: number of un- earned shares, units or other rights that have not vested (#)	Equity incen- tive plan awards: market or payout value of un- earned shares, units or other rights that have not vested ($)
	145,000	Nil	Nil	$0.36	July 2/18
	420,250	Nil	Nil	$0.84	Sep. 12/16
Joshua Bleak	167,875	Nil	Nil	$0.40	Mar. 3/16
	300,000	Nil	Nil	$0.64	Jan. 10/16
	530,000	Nil	Nil	$0.40	Feb. 10/16	Nil	Nil	Nil	Nil

	145,000	Nil	Nil	$0.36	July 2/18
John Eckersley	350,000	Nil	Nil	$0.76	Jan. 20/17
	135,500	Nil	Nil	$1.18	Jun. 21/16	Nil	Nil	Nil	Nil

	145,000	Nil	Nil	$0.36	July 2/18
	104,500	Nil	Nil	$0.42	Feb. 19/18
Laara Shaffer	100,000	Nil	Nil	$0.76	Jan. 20/17
	32,500	Nil	Nil	$1.18	Jun. 21/16
	131,750	Nil	Nil	$0.40	Feb. 10/16	Nil	Nil	Nil	Nil

Notes: Represents post 2:1 share consolidation figures.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors during our fiscal year ended February 28, 2014. Our directors who are also Named Executive Officers do not receive any additional compensation beyond what is disclosed above in relation to their service as directors. Therefore, such Named Executive Officers are not listed in the below table.

Director Compensation During Our Year Ended February 28, 2014
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non- equity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)

Ali Rahimtula(1)	49,074	Nil	42,286	Nil	Nil	Nil	91,360

Dennis Ickes(2)	60,000	Nil	42,286	Nil	Nil	Nil	102,286

David Salisbury(3)	60,000	Nil	42,286	Nil	Nil	Nil	102,286

Jerry Aiken (4)	110,000	Nil	42,286	Nil	Nil	Nil	152,286

Bill Allred	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Rahimtula was appointed as a director on October 28, 2011.
(2)	Mr. Ickes was appointed as a director on December 14, 2011 and he resigned on February 19, 2014.
(3)	Mr. Salisbury was appointed as a director on Jan. 16, 2012.
(4)	Mr. Aiken was appointed as a director on May 15, 2012 and he resigned on February 19, 2014.
(5)	Mr. Allred was appointed as a director on September 12, 2013 and resigned on February 19, 2014.

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

Management Contracts

During the year ended February 28, 2014, we paid aggregate fees of $172,424 (2013 -$187,963 ) to Tarmac Management Ltd. (“Tarmac”), a private British Columbia company. Of these fees, $10,000 (2013 - $8,000) was paid for administration services rendered by Tarmac and its employees, and the balance represented reimbursements for rent and other expenses incurred by Tarmac on behalf of us. Payment of these fees to Tarmac has been reflected in the notes to our audited financial statements for the year ended February 28, 2014 as “Related Party Transactions”, as Tarmac provides a high level of involvement in the daily management of our affairs.

During the year ended February 28, 2014, we paid aggregate fees of $624,000 (2013 -$560,200 ) to MJI Resource Management Corp. (“MJI”), a private Arizona company. Of these fees, $300,000 (2013 - $300,000) was paid for management fees and the balance represented Geological consulting expenses incurred by MJI on behalf of us. Payment of these fees to MJI has been reflected in the notes to our audited financial statements for the year ended February 28, 2014 as “Related Party Transactions”, as MJI provides a high level of involvement in the daily management of our affairs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 1, 2014 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Persons owing more than 5% of voting securities
Common Stock	Phillip Frost c/o 4400 Biscayne Blvd., #850 Miami, FL 33137	18,340,638(4)	16.3%
Common Stock	Barry Honig c/o 4400 Biscayne Blvd., #850 Miami, FL 33137	9,603,0479(5)	8.6%
Common Stock	Michael Brauser c/o 4400 Biscayne Blvd., #850 Miami, FL 33137	9,133,431 (6)	8.2%
Common Stock	Concept Capital Management Trust Company Complex, Ajeltake Road, Ajeltake Islands, Majuro MH 96960, Marshall Islands	45,250,000 (7)	19.9% (8)
Officers and Directors
Common Stock	Joshua Bleak	5,245,864 (9)	4.7%
Common Stock	Bill Allred	Nil	Nil
Common Stock	Ali Rahimtula	845,000 (10)	(*)
Common Stock	Michael X. Schlumpberger	287,500 (11)	(*)
Common Stock	David J. Salisbury	1,534,859 (12)	1.4%
Common Stock	John Eckersley	5,298,939 (13)	4.8%
Common Stock	Frank Högel	Nil	Nil
Common Stock	All executive officers and directors as a group (seven persons)	13,212,162 (14)	11.7%

(*)	Less than 1%.
(1)	The address of our officers and directors is our Company’s address, which is 608 – 1199 W. Pender St., Vancouver, BC, Canada, V6E 2R1.
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

(3)	Based on 109,490,859 shares of our common stock issued and outstanding as of June 1, 2014.
(4)

This figure includes: (i) 15,069,805 shares of common stock held by Frost Gamma Investments Trust, which are deemed to be indirectly owned and controlled by Phillip Frost; (ii) 250,000 stock options held of record by Phillip Frost which are vested and are exercisable into 250,000 shares of common stock at CAD$1.18 per share expiring on June 21, 2016; (iii) 625,000 warrants held of record by Frost Gama Investments Trust, which are deemed to be indirectly owned and controlled by Phillip Frost, and which are exercisable into 625,000 shares of common stock at $0.12 per share expiring on August 19, 2016; and (v) 9.5% convertible debenture of $287,500 held of record by Frost Gama Investments Trust, which are deemed to be indirectly owned and controlled by Phillip Frost, and which are convertible into 2,395,833 shares of common stock at $0.12 per share before August 19, 2016 without giving effect to accrued interest.

(5)

This figure includes: (i) 3,301,773 shares of common stock held by Barry Honig; (ii) 1,287,386 shares of common stock held by GRQ Consultants, Inc. 401K, which are deemed to be indirectly owned and controlled by Barry Honig; (iii) 3,055,555 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig, which are deemed to be indirectly owned and controlled by Barry Honig; (iv) 300,000 stock options held of record by Barry Honig which are vested and are exercisable into 300,000 shares of common stock at CAD$0.64 per share expiring on January 10, 2016; (v) 450,000 stock options held of record by Barry Honig which are vested and are exercisable into 450,000 shares of common stock at CAD$0.40 per share expiring on February 10, 2016; (vi) 250,000 warrants held of record by Barry Honig which are vested and exercisable into 250,000 shares of common stock at $0.12 per share expiring on August 19, 2016; and (vii) 9.5% convertible debenture of $115,000 held of record by Barry Honig convertible into 958,333 shares of common stock at $0.12 per shares before August 19, 2016 without giving effect to accrued interest.

(6)

This figure includes (i) 5,107,048 shares of common stock held by Michael Brauser; (ii) 96,250 shares of common stock jointly held with wife; (iii) 2,102,800 shares of common stock held by Birchtree Capital, LLC, which are deemed to be indirectly owned and controlled by Michael Brauser; (iv) 69,000 shares of common stock held by Grander Holdings, Inc. 401K Profit Sharing Plan, which are deemed to be indirectly owned and controlled by Michael Brauser; (v) 550,000 stock options held of record by Michael Brauser which are vested and are exercisable into 550,000 shares of common stock at CAD$0.40 per share expiring on February 10, 2016; (vi) 250,000 warrants held of record by Michael Brauser which are vested and exercisable into 250,000 shares of common stock at $0.12 per share expiring on August 19, 2016; and (vii) 9.5% convertible debenture of $115,000 held of record by Michael Brauser convertible into 958,333 shares of common stock at $0.12 per shares before August 19, 2016 without giving effect to accrued interest.

(7)

This figure includes (1) 9.5% convertible debenture of $3,910,000 held of record by Concept Capital Management, which is deemed to be indirectly owned and controlled by Bernd Hogel, convertible into 32,583,333 shares of common stock at $0.12 per share before August 19, 2016 without giving effect to accrued interest; (ii) 8,500,000 warrants held of record by Concept Capital Management, which are deemed to be indirectly owned and controlled by Bernd Hogel, which are vested and exercisable into 8,500,000 shares of common stock at $0.12 per share expiring on August 19, 2016; (iii) 9.5% convertible debenture of $500,000 held of record by Concept Capital Management, which is deemed to be indirectly owned and controlled by Bernd Hogel, convertible into 4,166,667 units at $0.12 per unit, with each unit comprised of one share of common stock and one warrant, which warrants are exercisable into 4,166,667 shares of common stock at $0.12 per share before May 29, 2018, without giving effect to accrued interest.

(8)

Concept Capital Management is restricted pursuant to a contractual obligation in each of the $3,910,000 and the $500,000 convertible debentures from converting such debentures if, after giving effect to such conversion, the holder together with any person or company acting jointly or in concert with Concept Capital Management, would in the aggregate beneficially own, or exercise control or direction over that number of our voting securities which is 20% or greater of our total issued and outstanding voting securities, immediately after giving effect to such conversion.

(9)

This figure includes: (i) 2,466,594 shares of common stock held by Joshua Bleak; (ii) 1,216,145 shares of common stock held of record by Joshua Bleak Corp., which are deemed to be indirectly owned and controlled by Joshua Bleak; (iii) 300,000 stock options held of record by Joshua Bleak which are vested and are exercisable into 300,000 shares of common stock at CAD$0.64 per share expiring on January 10, 2016; (iv) 530,000 stock options held of record by Joshua Bleak which are vested and are exercisable into 530,000 shares of common stock at CAD$0.40 per share expiring on February 10, 2016; (v) 167,875 stock options held of record by Joshua Bleak which are vested and are exercisable into 167,875 shares of common stock at CAD$0.40 per share expiring on March 3, 2016; (vi) 420,250 stock options held of record by Joshua Bleak which are vested and are exercisable into 420,250 shares of common stock at CAD$0.84 per share expiring on September 12, 2016; and (vii) 145,000 stock options held of record by Joshua Bleak which are vested and are exercisable into 145,000 shares of common stock at CAD$0.36 per share expiring on July 2, 2018.

(10)

This figure includes:(i) 500,000 shares of common stock held of record by Transnational Enterprises ltd., which are deemed to be indirectly owned and controlled by Ali Rahimtula; (ii) 75,000 stock options held of record by Ali Rahimtula which are vested and are exercisable into 75,000 shares of common stock at CAD$1.18 per share expiring on June 21, 2016; (iii) 125,000 stock options held of record by Ali Rahimtula which are vested and are exercisable into 125,000 shares of common stock at CAD$0.76 per share expiring on January 20, 2017; and (iv) 145,000 stock options held of record by Ali Rahimtula which are vested and are exercisable into 145,000 shares of common stock at CAD$0.36 per share expiring on July 2, 2018.

(11)

This figure includes: (i) 37,500 shares of common stock held by Michael Schlumpberger; (ii) 250,000 stock options held of record by Michael Schlumpberger which are vested and are exercisable into 250,000 shares of common stock at CAD$0.36 per share expiring on July 2, 2018.

(12)

This figure includes: (i) 102,750 shares of common stock held by David Salisbury; (ii) 912,109 shares of common stock held of record by Double Jointed Solutions LLC, which are deemed to be indirectly owned and controlled by David Salisbury; (iii) 375,000 stock options held of record by David Salisbury which are vested and are exercisable into 375,000 shares of common stock at CAD$0.76 per share expiring on January 20, 2017; and (iv) 145,000 stock options held of record by David Salisbury which are vested and are exercisable into 145,000 shares of common stock at CAD$0.36 per share expiring on July 2, 2018.

(13)

This figure includes: (i) 69,450 shares of common stock held by John Eckersley; (ii) 2,026,909 shares of common stock held of record by John H. Eckersley Corp., which are deemed to be indirectly owned and controlled by John Eckersley; (iii) 2,572,080 shares of common stock held of record by MJI Resource Management Inc., which are deemed to be indirectly owned and controlled by John Eckersley; (iv) 135,500 stock options held of record by John Eckersley which are vested and are exercisable into 135,500 shares of common stock at CAD$1.18 per share expiring on June 21, 2016; and (v) 350,000 stock options held of record by John Eckersley which are vested and are exercisable into 350,000 shares of common stock at CAD$0.76 per share expiring on January 20, 2017; and (vi) 145,000 stock options held of record by John Eckersley which are vested and are exercisable into 145,000 shares of common stock at CAD$0.36 per share expiring on July 2, 2018.

(14)	This figure includes: (i) 9,903,537 shares of common stock and (ii) stock options to purchase 3,308,625 shares of our common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at any subsequent date result in a change in control of our Company.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has, in our fiscal years ended February 28, 2014 and February 28, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;
  any person proposed as a nominee for election as a director;
  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
  any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

During the year ended February 28, 2014, we paid $60,000 to David Salisbury, our director, for consulting fees. Mr. Salisbury receives $10,000 per month for consulting services pursuant to a Consulting Agreement, dated January 16, 2012. We owed Mr. Salisbury $4,046 as at February 28, 2014.

During the year ended February 28, 2014, we paid $180,000 to Joshua Bleak, our director and officer, for management fees. In addition, during the year ended February 28, 2014, we paid $Nil to North American Environmental Corp. (“NAEC”), a company controlled by Joshua Bleak, for exploration services (site preparation, drilling, site reclamation and materials transportation) and owed this company $382 as at February 28, 2014. During the year ended February 28, 2013, we paid a total of $49,500 to NAEC and owed this company CAD$382 as at February 28, 2013. There is no written contract between us and NAEC, and NAEC issues invoices when work is performed based on the activity and/or the equipment used to perform the work.

During the year ended February 28, 2014, we paid $60,000 to Dennis Ickes, our director, for professional services. Mr. Ickes currently receives $5,000 per month pursuant to a Professional Services Agreement, dated December 14, 2011. We owed Mr. Ickes $Nil as at February 28, 2014.

During the year ended February 28, 2014, we paid $150,000 to John Eckersley, our director and officer, for consulting fees.

During the year ended February 28, 2014, we paid $300,000 to MJI Resource Management Corp., a company of which Mr. Eckersley is a director, for management fees as well as $324,000 for mineral exploration expenses. As of February 28, 2014, we owed MJI Resource Management Corp. $275,518.

During the year ended February 28, 2014, we paid $135,000 to Michael X. Schlumpberger, our officer, for consulting fees. We owed Mr. Schlumpberger $103,665.46 as at February 28, 2014. Mr. Schlumpberger receives $11,250 per month through a consulting agreement between Schlumpberger Inc. and us dated June 3, 2013.

During the year ended February 28, 2014, we paid $11,980 to Laara Shaffer, our director and officer, for administration fees.

During the year ended February 28, 2014, we paid $49,074 to Transnational Enterprises Ltd., a company controlled by Ali Rahimtula, for consulting fees, and we owed Transnational Enterprises Ltd. $0 as at February 28, 2014. Mr. Rahimtula receives CAD$5,000 per month through a Consulting Agreement between Transnational Enterprises Ltd. and us, dated January 1, 2012.

During the year ended February 28, 2014, we paid $67,379 to Joan Purdy for consulting fees.

During the year ended February 28, 2014, we accrued $60,000 to Jerry Aiken, our director, for consulting fees and we owed Mr. Aiken $2,500 as at February 28, 2014.

Our Board of Directors reviews any proposed transactions involving Related Parties and considerers whether such transactions are fair and reasonable and in our best interests.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended February 28, 2014 and February 28, 2013. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended	Year Ended
	February 28, 2014	February 28,2013

Audit Fees	$40,000 estimated	$40,000

Audit-Related Fees	$23,100	$26,500

Tax Fees	$3,500	$6,000

All Other Fees	Nil	Nil

Total	$66,600	$72,500

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

ITEM 15.             EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Document
3.1.1	Certificate of Registration (2)
3.1.2	Certificate of Modification, dated January 21, 1994 (2)
3.1.3	Certificate of Modification, dated November 11, 1996 (2)
3.1.4	Certificate of Modification, dated June 16, 2004 (2)
3.1.5	Certificate of Modification, dated October 17, 2007 (2)
3.1.6	Certificate of Modification, dated November 10, 2009 (2)
3.1.7	Certificate of Continuation, dated April 26, 2011 (3)
3.1.8	Notice of Articles, dated May 31, 2012 (3)
3.2	Articles (1)
4.1	Share Option Plan (1)
4.2	Share Rights Plan (1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008 (2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009 (1)
10.3	Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009 (3)
10.4	Amendment Agreement to Lease and Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010 (1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010 (1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010 (3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010 (3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011 (3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011 (3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012 (3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012 (2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012 (2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012 (4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012 (5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012 (5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012 (6)

10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013 *
10.18	Form of Placement Agent Agreement (12)
10.19	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009(12)
10.20	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
10.21	Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009 (included in Exhibit 10.19)(12)
10.22	Amendment to Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
20.1	Advance Notice Policy, dated July 22, 2013(10)
21.1	Subsidiaries of the Issuer *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011 (3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011 (2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012 (3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012 (2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012 (2)
99.6	Form of Convertible Debenture (7)
99.7	Consulting Agreement between Schlumpberger Inc. and Passport Potash Inc., dated June 3, 2013(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:

(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Periodic Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.

(8)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on May 31, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on July 15, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on July 24, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on August 23, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 4) as filed with the SEC on August 26, 2013 and incorporated herein by reference.
(13)	Field as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on October 15, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

Dated: June 13, 2014	By: /s/ Joshua Bleak
Joshua Bleak, President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 13, 2014	By: /s/ Bill Allred
Bill Allred, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 13, 2014	By: /s/ Joshua Bleak
Joshua Bleak, President, Chief Executive Officer and Director

Dated: June 13, 2014	By: /s/ Bill Allred
Bill Allred, Chief Financial Officer

Dated: June 13, 2014	By: /s/ John Eckersley
John Eckersley, Executive Vice President and Director

Dated: June 13, 2014	By: /s/ David Salisbury
David Salisbury, Chairman of the Board and Director

Dated: June 13, 2014	By: /s/ Michael Schlumpberger
Michael Schlumpberger, Chief Operating Officer

Dated: June 13, 2014	By: /s/ Ali Rahimtula
Ali Rahimtula, Director

Dated: June 13, 2014	By: /s/ Frank Högel
Frank Högel, Director

__________