Form 10-Q
period 2014-05-31
PASSPORT POTASH INC
filed 2014-07-17
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 109,490,859 shares of common stock as of July 8, 2014.

PASSPORT POTASH INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
May 31, 2014

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2014, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on June 13, 2014.

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

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended May 31, 2014 and 2013 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2014. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2014.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Financial Statements
Three months Ended May 31, 2014

Expressed in United States Dollars
(Unaudited)

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in United States dollars)

	Notes	May 31,	February 28,
		2014	2014
		(unaudited)
ASSETS
Current assets
Cash		$69,149	$49,062
Receivables		10,728	4,853
Prepaid expenses		94,938	113,554
Deferred issuance costs		6,532	3,598
Total current assets		181,347	171,067

Equipment	2	627	660
Unproven mineral properties	3	1,600,000	1,600,000
Reclamation deposits	3	15,000	15,000
Total non-current assets		1,615,627	1,615,660
TOTAL ASSETS		$1,796,974	$1,786,727

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	6	$1,316,418	$980,983
Convertible debentures	4	-	553,233
Convertible debentures – subscriptions received	4	95,000	95,000
Derivative liability	8	15,395	42,007
Loans	5	346,480	546,242
Total current liabilities		1,773,293	2,217,465

Convertible debentures	4	5,700,877	5,000,889
Total non-current liabilities		5,700,877	5,000,889
TOTAL LIABILITIES		7,474,170	7,218,354

STOCKHOLDERS’ DEFICIENCY
Common stock – Unlimited authorized without par value	7	35,569,788	35,032,933
Additional paid-in capital		17,073,970	16,922,064
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(44,806,136)	(43,871,806)
TOTAL STOCKHOLDERS’ DEFICIENCY		(5,677,196)	(5,431,627)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		$1,796,974	$1,786,727

Commitments and contingencies (Notes 1 and 3)
Subsequent events (Note 10)

On behalf of the Board of Directors:

“Joshua Bleak”	“John Eckersley”
Director	Director

See accompanying notes to the consolidated financial statements	7

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of operations - unaudited
(Expressed in United States dollars)

		Three months periods ended		For the period May
				22, 2007 (Inception
				of Exploration
		May 31,	May 31,	Stage) to May 31,
	Note	2014	2013	2014
Operating Expenses
Administration	6	$14,207	$20,624	$1,031,163
Advertising		5,729	51,493	1,842,914
Business development		14,144	135,808	1,341,618
Consulting fees	6	112,500	130,693	8,928,922
Depreciation	2	33	41	2,414
Foreign exchange loss		31,141	8,166	173,778
Investor relations		37,672	60,888	1,552,484
Management fees	6	160,807	164,214	4,179,102
Mineral property impairment	3	-	-	1,627,784
Mineral property option payments and exploration costs	3,6	206,600	645,285	22,800,479
Office and miscellaneous		10,525	20,007	357,586
Professional fees		8,605	36,781	1,736,134
Property investigation costs		-	-	24,483
Transfer agent and filing fees		18,998	27,643	462,155
		(620,961)	(1,301,643)	(46,061,016)
Other items
Accretion expense	4	(106,393)	(1,027,387)	(4,249,572)
Change in fair value of derivative liability	8	26,612	694,645	6,382,417
Interest income		-	-	90,216
Interest expense on convertible debentures	4	(233,588)	(214,414)	(1,111,454)
Gain (loss) on debt settlement		-	-	(9,852)
Other income		-	-	153,125
		(313,369)	(547,156)	1,254,880

Net loss		$(934,330)	$(1,848,799)	$(44,806,136)

Loss per share – basic and diluted		$(0.01)	$(0.02)
Weighted average number of shares outstanding– basic and diluted		108,312,467	91,792,461

See accompanying notes to the consolidated financial statements	8

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ deficiency - Unaudited
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 28, 2014	105,651,157	$35,032,933	$16,922,064	$(13,514,818)	$(43,871,806)	$(5,431,627)
Net loss	-	-	-	-	(934,330)	(934,330)
Rounding upon stock split	140	-	-	-	-	-
Shares issued for convertible debentures exercised	3,839,562	460,748	-	-	-	460,748
Amount allocated to share purchase warrants on re-issuance of debenture	-	-	75,953	-	-	75,953
Amount allocated to beneficial conversion feature on re- issuance of debenture	-	-	75,953	-	-	75,953
Accretion of discount for future periods on exercised convertible debentures	-	58,052	-	-	-	58,052
Accretion of beneficial conversion feature for future periods on exercised convertible debentures	-	18,055	-	-	-	18,055
Balance at May 31, 2014	109,490,859	$35,569,788	$17,073,970	$(13,514,818)	$(44,806,136)	$(5,677,196)

See accompanying notes to the consolidated financial statements	9

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

	Three month period ended

			Cumulative from
			May 22, 2007
			(Inception of
	May 31,	May 31,	Exploration Stage)
	2014	2013	to May 31, 2014
Operating activities
Net loss	$(934,330)	$(1,848,799)	$(44,806,136)
Adjustments for:
Accretion	106,393	1,027,387	4,249,572
Amortization of deferred issuance costs	389	10,455	38,407
Depreciation	33	41	2,414
Interest expense on convertible debentures	233,588	214,414	1,111,454
Fair value adjustment on warrants	(26,612)	(694,645)	(6,382,417)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	-	-	9,852
Mineral property impairment	-	-	975,000
Mineral property option payments - shares	-	-	1,948,597
Other income	-	-	(138,474)
Stock-based compensation	-	-	11,599,929
Changes in non-cash working capital items:
Receivables	(5,875)	(22,570)	(10,728)
Injunction bond	-	350,000	-
Prepaid expenses	18,616	43,207	(92,836)
Trade payables and accrued liabilities	331,208	(346,769)	2,678,428
Net cash flows used in operating activities	(276,590)	(1,267,279)	(29,073,198)

Investing activities
Reclamation deposits	-	-	(15,000)
Long term deposits	-	-	(975,000)
Mineral property acquisition costs	-	-	(1,600,000)
Net cash flows used in investing activities	-	-	(2,590,000)

Financing activities
Debentures - net of issue costs	296,677	132,505	5,604,857
Proceeds on issuance of common shares - net of issue costs	-	8,157	25,136,248
Proceeds from Loans	-	-	546,242
Subscriptions received	-	-	445,000
Net cash flows from financing activities	296,677	140,662	31,732,347
Cash generated (decrease) in cash	20,087	(1,126,617)	69,149
Cash, beginning	49,062	1,643,771	-

Cash, ending	$69,149	$517,154	$69,149

Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

See Note 9 for non-cash transactions.

See accompanying notes to the consolidated financial statements	10

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company is engaged in the acquisition and exploration of mineral properties. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial for the year ended February 28, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2014 included in the Company’s Form 10-K.

The Company’s unaudited consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $58,320,954 since inception. The Company has funded its operations through the issuance of capital stock and debt. In the longer term, the Company will also need to repay outstanding convertible debentures if these are not converted which have a maturity date of August 19, 2016. At May 31, 2014, the Company had cash of $69,149 and a working capital deficit of $1,591,946. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – EQUIPMENT

Equipment
Cost:
At May 31, 2014 and February 28, 2014	$34,527

Depreciation:
At February 28, 2014	$33,867
Charge for the period	33
At May 31, 2014	$33,900

Net book value:
At February 28, 2014	$660
At May 31, 2014	$627

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 3 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

			February 28,		February 28,
	May 31, 2014	Additions	2014	Additions	2013
Property acquisition costs
Cash paid for property	$1,600,000	$-	$1,600,000	$-	$1,600,000
Option payments and exploration costs
Assay	$309,680	$-	$309,680	$26,603	$283,077
Drilling and related costs	8,979,834	-	8,979,834	456,640	8,523,194
Geological consulting	3,329,707	81,000	3,248,707	757,676	2,491,031
License and filing	698,705	54,055	644,650	200,974	443,676
Option payments	6,362,855	-	6,362,855	-	6,362,855
Project administration	3,232,366	71,545	3,160,821	482,375	2,678,446
Recovery	(112,668)	-	(112,668)	-	(112,668)
	$22,800,479	$206,600	$22,593,879	$1,924,268	$20,669,611

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

At May 31, 2014, the Company had a reclamation bond of $15,000 (February 28, 2014: $15,000) for work done on the South West Exploration Property.

Twin Butte Ranch Property, Arizona
On August 28, 2009, as amended, the Company entered into a four year lease with an option to purchase private deeded land within the Holbrook Basin. Under the terms of the agreement the Company can earn a 100% undivided interest in the deeded land and sub-surface mineral rights by making lease payments totaling $1,250,000 over five and a half years and, upon exercising its option to purchase, by paying $20,000,000 for the entire Twin Butte Ranch including all sub surface mineral rights except those pertaining to oil and gas, petrified wood and geothermal resources. There are no royalties associated with the sub surface mineral rights.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)
Twin Butte Ranch Property, Arizona (cont’d)

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

The Company has not made the required $250,000 payment that was due on December 1, 2013; therefore, although there is a past due payment obligation, the optionor and the Company are currently in negotiations to resolve the issue.

Upon exercising its option to purchase the entire Twin Butte Ranch, the Company must deliver a certified cheque in the amount of $ 2,000,000 on or before January 6, 2016.

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
(Expressed in United States dollars)

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)
Ringbolt Property, Arizona
On March 28, 2011 the Company entered into an option agreement to acquire 90% undivided legal and beneficial interest in and to the Ringbolt Property free and clear of all encumbrances in exploration leases for the following consideration:

a)	$50,000 upon execution of the agreement (paid);
b)	$250,000 upon TSX V approval on May 17, 2011 (paid) and 1,000,000 common shares (issued with a fair value of $669,384);
c)	Minimum exploration expenditures within 1 year of TSX V approval of $500,000 (completed);
d)	On or before the first anniversary of TSX V approval $350,000 and 1,400,000 common shares (see below);
e)	Minimum exploration expenditures within first year of first anniversary of TSX V approval of $750,000;
f)	$350,000 upon second anniversary of TSX V approval and 1,600,000 common shares; and
g)	Minimum exploration expenditures within 1 year of second anniversary of TSX V approval of $1,000,000.

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

On October 30, 2012 the Company entered into an amended option agreement (the “Amendment Agreement”) to acquire 100% undivided legal and beneficial interest in and to the Ringbolt Property, free and clear of all encumbrances in exploration leases, according to the following terms:

1.	The Company will pay to the optionors a total of $3,850,000 according to the following schedule:

a)	$150,000 upon execution of the Amendment Agreement (paid);
b)	$2,450,000 upon TSX V approval (paid); and
c)	$1,250,000 on or before October 31, 2014.

2.	The Company will issue 750,000 common shares to the optionors upon TSX V approval (issued with a fair value of $168,291).

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)
Ringbolt Property, Arizona (Cont’d)

3.	Upon written notice from the TSX V that the Amendment Agreement has been approved, the parties shall simultaneously do the following:

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

On December 8, 2012, the Company entered into a second amendment to the option agreement to acquire 100% of the Ringbolt Property. The amendment stipulates that in the event that the cash payment of $2,450,000 following TSX V approval of the Amendment Agreement is delayed, the parties agree to extend the payment deadline for a period of 30 days from the date of final approval from the TSX V with the payment of $100,000 to one of the optionors with this extension payment to be deducted from the $2,450,000 payment due following TSX V approval. A payment of $100,000 was made to the optionor on December 20, 2012 and the balance of $2,350,000 on 28 February 2013.

Cooperative Agreement and Joint Exploration Agreement (“JEA”) with the Hopi Tribe
Effective November 1, 2012, the Company and The Hopi Tribe, a federally recognized Indian Tribe, entered into a Joint Exploration Agreement (the ”JEA”) pursuant to which the parties agree to explore the Hopi land sections (the “Hopi Property”) which are checker boarded with the Company’s southern landholdings in accordance with an exploration program.

The Company will be responsible for all costs, charges and expenses incurred in connection with the exploration program.

Joint Exploration Agreement – HNZ Potash, LLC (“HNZ”)
On July 27, 2012 the Company entered into a Joint Exploration Agreement in which the Company assigned 50% of their interest in twenty one permitted parcels within the Holbrook Basin Project (from Holbrook Basin Property and Twin Buttes Ranch above) to HNZ. In return, HNZ reimbursed the Company for 50% of mineral exploration costs previously incurred on the permits, ($112,668 received during the year ended February 28, 2013), and the Company will be liable for 50% of the future costs relating to the permits.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Fitzgerald Ranch, Arizona
On May 7, 2012, as amended, the Company entered into an agreement to acquire the Fitzgerald Ranch for $17,000,000 as follows:

a)	A down payment of $500,000 (paid) ($25,000 was expensed in the year ended February 29, 2012, and the remainder is included in long term deposits);
b)	A payment of $500,000 (paid) upon execution of an amendment to the agreement in November 2012 (included in long term deposits);
c)	A payment of $500,000 to be paid on the earlier of either October 31, 2013, or within 30 days of closing the Company’s next financing;
d)	A payment of $500,000 to be paid on or before December 31, 2013;
e)	A payment of $1,000,000 to be paid on or before December 31, 2014; and
f)	The balance of $14,000,000 to be paid on the closing of the sale which is on or before June 30, 2015.

The Company has not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013; therefore, there are past-due payments and $975,000 capitalized to long-term deposits has been written-off as at the year ended February 28, 2014. The Company is currently in negotiations to amend the agreement.

NOTE 4 – CONVERTIBLE PROMISORY NOTES PAYABLE

Tranche I
On February 19, 2013, the Company issued $5,305,540 of convertible debentures (of which $4,140,000 were to related parties) which mature on February 19, 2014 (the “Maturity Date”) and bear interest at 15% per annum which shall accrue and be payable on the earlier of the Maturity Date, or the date the entire principal amount of the convertible debentures is converted (the “Tranche I Debentures”). The principal amount of the Tranche I Debentures is convertible into shares of common stock of the Company at the option of the holder, in whole or in part, at a price of US$0.38 per share until the Maturity Date. The Tranches I Debentures are secured by a first ranking floating charge security on all of the Company’s assets.

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
(Expressed in United States dollars)

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

Tranche I (Cont’d)
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

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

Tranche III (Cont’d)
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

Amendment to Convertible Debentures – Tranche I to III
On February 6, 2014, the Company entered into agreements with all the debenture holders to modify the terms of the convertible debentures as follows:

  The maturity date is extended to August 19, 2016;

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

Tranche I - Amended
On February 19, 2014, the amendments came into effect for the Tranche I Debentures. As a result, the principal of the Tranche I Debentures increased to $6,095,894.

The Company determined the incremental fair value of the warrants issued with the Tranche I Debentures due to the modifications to be $866,295 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 93%; Risk-free interest rate – 1.16%; Expected life – 2.5 years.

The proceeds were allocated to the Tranche I Debentures and the warrants based on their relative fair values and accordingly, $5,258,905 was allocated to the Tranche I Debentures and $836,989 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $260,317. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

In connection with this amendment, the Company paid $4,379 issuance costs, of which $3,591 was recorded as deferred debt issuance costs and $788 was charged to additional paid-in capital.

Tranche II - Amended
On March 14, 2014, the amendments came into effect for the Tranche II Debentures. As a result, the principal of the Tranche II Debentures increased to $327,750.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

Amendment to Convertible Debentures (Cont’d)
The Company determined the incremental fair value of the warrants issued with the Tranche II Debentures due to the modifications to be $46,523 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 94%; Risk-free interest rate – 1.09%; Expected life – 2.44 years.

The proceeds were allocated to the Tranche II Debentures and the warrants based on their relative fair values and accordingly, $282,892 was allocated to the Tranche II Debentures and $44,858 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $44,858. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

Tranche III - Amended
On April 04, 2014, the amendments came into effect for the Tranche III Debentures. As a result, the principal of the Tranche III Debentures increased to $230,000.

The Company determined the incremental fair value of the warrants issued with the Tranche III Debentures due to the modifications to be $32,261 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 94%; Risk-free interest rate – 1.07%; Expected life – 2.38 years.

The proceeds were allocated to the Tranche III Debentures and the warrants based on their relative fair values and accordingly, $198,905 was allocated to the Tranche III Debentures and $31,095 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recognized the value of the embedded beneficial conversion feature of $31,095. This value was recorded as a reduction of the liability and an increase in additional paid-in capital.

Tranche V
On May 29, 2014, the Company issued $500,000 of convertible debentures (the “Tranche V Debentures”) to a related party (Note 6), which mature on May 29, 2018 and bear interest at 9.5% per annum which shall accrue and be payable annually, as to 50% in cash and 50% in common shares of the Company subject to the right of the holder to elect to have an interest payment satisfied entirely in common shares. The issuance price of common shares to pay accrued interest will be determined by the market price of the common shares, as defined by the policies of the TSX-V. The principal amount of the debenture is convertible at any time prior to the maturity date, in whole or in part, at the option of the holder into either: (a) units of the Company at a conversion price of US$0.12 per unit, with each unit being comprised of one common share and one common share purchase warrant of the Company, with each warrant exercisable into one common share at a price of US$0.12 per warrant share until May 29, 2018, or (b) into 10% of the shares of the Company’s wholly-owned subsidiary, PPI East Block Holding Corp., or pro rata portion thereof for any partial conversion. If option (a) is chosen, 4,166,667 shares and 4,166,667 warrants will be issued. The Tranches V Debentures are secured by a first ranking floating charge security on all of the Company’s assets. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company determined the value of the embedded beneficial conversion feature to be negative and as such no discount has been recorded.

In connection with this private placement of debentures, the Company paid $3,323 issuance costs which were recorded as deferred debt issuance costs.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

	May 31,	February 28,
Convertible Debentures – Tranche I to III & Tranche V	2014	2014
Opening balance	$5,554,122	$1,624,128
Subscriptions received	500,000	485,000
Detachable share purchase warrants – amended	(75,953)	(974,504)
Intrinsic beneficial conversion feature - amended	(75,953)	(483,358)
Exercised – transfer to share capital	(536,855)	(5,000)
Accretion	106,393	4,049,613
Interest	233,588	858,243
Interest payable and transferred to accounts payable	(4,465)	-
Closing balance	$5,700,877	$5,554,122

The difference between the amount recorded to the convertible debentures on initial recognition and the value at maturity will be accreted using the effective interest rate method. During the period ended May 31, 2014, $106,393 (year ended February 28, 2014 $ 4,049,613) was expensed as a non cash interest charge.

Subscriptions Received
The Company holds subscriptions of $95,000 (2014 $95,000) towards convertible debenture offerings.

NOTE 5 – LOANS

Loans comprise certain advances from third parties and related parties (Note 6). As at May 31, 2014, the loans have no fixed repayment terms, are unsecured and do not bear interest.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party balances
The following amounts due to related parties are included in trade payables and accrued liabilities:

	May 31,	February 28,
	2014	2014
Directors, officers and companies controlled by directors and officers of the Company	$753,079	$434,838

The following amounts due to related parties are included in loans:

		May 31,	February 28,
	Note	2014	2014
Director	5	$200,000	$200,000
Companies controlled by directors and officers of the Company	5	43,719	46,264
		$243,719	$246,264

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 6 – RELATED PARTY TRANSACTIONS (Cont’d)

Related party balances (Cont’d)

The following convertible debentures are outstanding to:

		May 31,	February 28,
	Note	2014	2014
Companies controlled by directors and officers of the Company	4	$230,000	$200,000
Significant investor of the Company	4	$4,410,000	$-

Related party transactions

The Company incurred the following transactions with directors, officers, significant investors and companies that are controlled by directors and officers of the Company.

	Three month period ended
	May 31,	May 31,
	2014	2013
Administration	$-	$4,832
Consulting fees	37,500	111,537
Management fees	160,807	164,214
Mineral exploration costs	140,935	185,800
Convertible Debenture V issued	500,000	-
	$839,242	$466,383

NOTE 7 – COMMON STOCK

Share Issuances:
During the period ended May 31, 2014, the Company issued 3,839,562 shares pursuant to $460,748 of convertible debentures being converted to shares at a price of $0.12 per share.

Stock options :
At May 31, 2014 and February 28, 2014 the following stock options were outstanding:

Number of	Exercise price
Options	CDN$	Expiry date
72,812	0.20	November 16, 2015
725,000	0.64	January 10, 2016
2,513,500	0.40	February 11, 2016
460,750	0.40	March 03, 2016
750,500	1.18	June 21, 2016
745,250	0.84	September 12, 2016
1,900,000	0.76	January 20, 2017
234,000	0.42	February 19, 2018
500,000	0.10	February 19, 2018
1,265,000	0.36	July 02, 2018
9,166,812

All options outstanding are exercisable. The weighted average remaining contractual life of the outstanding stock options is 1.46 years and the weighted average exercise price is CDN$0.57.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 7 – COMMON STOCK (Cont’d)

Share purchase warrants

At May 31, 2014 and February 28, 2014 the following share purchase warrants were outstanding:

Number of	Exercise price		Expiry date
Warrants	CDN$	USD$
561,013	0.50		February 19, 2018
14,476,350		0.12	August 19, 2016
15,037,363 *

* There is a potential for additional 4,166,667 Warrants to be issued exercisable at $0.12 until May 29, 2018 upon the exercise of the convertible debenture described under convertible debenture V option (a) – Note 4.

NOTE 8 – DERIVATIVE LIABILITY

	Three months	Year ended
	ended	February 28,
	May 31, 2014	2014
Balance, beginning	$42,007	$1,619,786
Fair value of warrants exercised	-	(2,813)
Fair value change of warrants	(26,612)	(1,574,966)
Balance, ending	$15,395	$42,007

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		May 31, 2014		February 28, 2014
Exercise
	Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
February 19, 2013	$0.50	556,249	$15,395	556,250	$42,007

The fair value of the share purchase warrants was calculated using the Black-Scholes Option Pricing Model using the following assumptions: Expected dividend yield – 0 (2014:0%); Expected stock price volatility – 115% (2014:119%) Risk-free interest rate – 1.33% (2014:1.52%); Expected life of share purchase warrants – 3.72 years (2014:0.87 -3.97 years).

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

NOTE 9 – NON CASH TRANSACTIONS

The Company incurred the following non cash transactions that are not reflected in the statements of cash flows:

	Year ended
	May 31,	February 28,
	2014	2014
Fair value of shares issued for debt	$-	$1,367,499
Shares issued for convertible debentures exercised	460,748	5,000
	$460,748	$1,372,499

NOTE 10 – SUBSEQUENT EVENTS

The Company is in the process of raising up to US$5,000,000 in a private placement by issuing 9.5%, 30 month convertible debentures which are to be convertible into shares at $0.12 per share with warrants attached to purchase up to 40,000,000 common shares at a price of US$0.12 for a 42 month period. As at the date of the approval of these financial statements, $95,000 has been received.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended May 31, 2014 and 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended May 31, 2014 and 2013. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on June 13, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2014 audited financial statements, which were attached to our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on June 13, 2014. The results of operations for the periods ended May 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Subsidiaries

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

On August 20, 2013, we further amended the Lease & Option Agreement to extend the term of the option agreement from August 28, 2013 to January 6, 2016 and provide for the payments of:

(a)

$250,000 on the earlier of (i) within 30 days of closing our next round of financing which is a minimum $5 million, or (ii) December 1, 2013 (this payment obligation survives any early termination of the Lease & Option Agreement by us or a termination resulting from an uncured breach by us),

(b)	$250,000 on August 28, 2014; and

(c)	$250,000 on May 1, 2015.

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

(a)

solicit or encourage inquiries or proposals with respect to, furnish any information relating to, participate in any negotiations or discussions concerning, or cooperate in any manner relating to the subject matter of the Letter of Intent (a “Transaction”); or

(b)	enter into any agreement or understanding with any person or entity providing for a Transaction.

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

Employees

As at May 31, 2014, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to May 31, 2014 as well as for the three month periods ended May 31, 2014 and May 31, 2013.

		Three months periods ended		For the period May
				22, 2007 (Inception
				of Exploration
		May 31,	May 31,	Stage) to May 31,
	Note	2014	2013	2014
Operating Expenses
Administration	6	$14,207	$20,624	1,031,163
Advertising		5,729	51,493	1,842,914
Business development		14,144	135,808	1,341,618
Consulting fees	6	112,500	130,693	8,928,922
Depreciation	2	33	41	2,414
Foreign exchange loss		31,141	8,166	173,778
Investor relations		37,672	60,888	1,552,484
Management fees	6	160,807	164,214	4,179,102
Mineral property impairment	3	-	-	1,627,784
Mineral property option payments and exploration costs	3,6	206,600	645,285	22,800,479
Office and miscellaneous		10,525	20,007	357,586
Professional fees		8,605	36,781	1,736,134
Property investigation costs		-	-	24,483
Transfer agent and filing fees		18,998	27,643	462,155
		(620,961)	(1,301,643)	(46,061,016)
Other items
Accretion expense	4	(106,393)	(1,027,387)	(4,249,572)
Change in fair value of derivative liability	8	26,612	694,645	6,382,417
Interest income		-	-	90,216
Interest expense on convertible debentures	4	(233,588)	(214,414)	(1,111,454)
Gain(Loss) on debt settlement		-	-	(9,852)
Other income		-	-	153,125
		(313,369)	(547,156)	1,254,880

Net loss		$(934,330)	$(1,848,799)	$(44,806,136)

Loss per share – basic and diluted		$(0.01)	$(0.02)
Weighted average number of shares outstanding– basic and diluted		108,312,467	91,792,461

Revenues
During three month period ended May 31, 2014 and May 31, 2013, respectively, we did not generate any revenue.

Operating Expenses
Operating expenses incurred during the three month period ended May 31, 2014 were $620,961 as compared to $1,301,643 during the three month period ended May 31, 2013. Significant changes and expenditures are outlined as follows:

  Administration expenses were $14,207 and $20,624 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease of $6,417 was mainly due to decrease in payment for administration expenses as decrease in invoicing during the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

  Advertising expenses were $5,729 and $51,493 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease was due to less promotion purposes related to our market awareness during the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

  Business Development expenses were $14,144 and $135,808 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease of $121,664 was due to less travel expenses and attending conventions during the three month period ended May 31, 2014.

  Consulting fees were $112,500 and $130,693 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease of $18,193 was mainly due to less payment for consulting fees during the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

  Depreciation expense was $33 and $41 for the three month periods ended May 31, 2014 and May 31, 2013, respectively.

  Foreign exchange loss was $31,141 and $8,166 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The increase in foreign exchange loss of $22,975 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

  Investor relations expenses were $37,672 and $60,888 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease was mainly due to cost saving efforts during the three month period ended May 31, 2014.

  Management fees were $160,807 and $164,214 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease in management fees was mainly due to less management fees paid during the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

  Mineral property impairment costs were $Nil and $Nil for the three month periods ended May 31, 2014 and May 31, 2013, respectively. There were no mineral property impairment during the three month period ended May 31, 2014 and May 31, 2013.

  Mineral property option payments and exploration costs were $206,600 and $645,285 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease was due to the Company incurring less exploration costs during the three month period ended May 31, 2014.

  Office and miscellaneous expenses were $10,525 and $20,007 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease was due to the decrease in operating activities during the three month period ended May 31, 2014.

  Professional fees were $8,605 and $36,781 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease was mainly due to a decrease in operating activities, regulatory filings and legal proceedings with respect to our operating activities during the three month period ended May 31, 2014.

  Property investigation costs were $Nil and $Nil for the three month periods ended May 31, 2014 and May 31, 2013, respectively. There were no activities in new property acquisition during the three month period ended May 31, 2014 and May 31, 2013.

  Transfer agent and filing fees were $18,998 and $27,643 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

Other Items
During the three month period ended May 31, 2014, our other items accounted for $313,369 in expenses as compared to $547,156 in expenses for the three month period ended May 31, 2013. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was $106,393 and $1,027,387 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease in accretion expense was mainly due to the lower values of discount on debenture and beneficial conversion feature upon conversion of debentures and the longer term, for accretion of the beneficial conversion feature and accretion of the discount in connection with the convertible debentures, which resulted in a decrease in the accretion during the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

  Change in derivative liability was $26,612 and $694,645 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

  Interest income was $Nil and $Nil for the three month periods ended May 31, 2014 and May 31, 2013, respectively. There were no funds invested in interest bearing instruments during the three month period ended May 31, 2014 and May 31, 2013.

  Interest expense on convertible debentures was $233,588 and $214,414 for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The increase in interest expense was mainly due to the larger amount being outstanding for a longer term during the three month period, for charging interest in connection with the convertible debentures, which resulted in an increase in the interest expense on convertible debentures in the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

  Gain on debt settlement and other income was $Nil and $Nil for the three month periods ended May 31, 2014 and May 31, 2013, respectively. There were no activities in debt settlement or other income during the three month period ended May 31, 2014 and May 31, 2013.

Net Income (Loss)
The net income (loss) was ($934,330) and ($1,848,799) for the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease in net loss of $914,469 resulted from the decrease in operating expenses of $680,682 and the decrease in expenses in other items of $233,787 in the three month period ended May 31, 2014, compared to the three month period ended May 31, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of May 31, 2014 and February 28, 2014:

	As of May 31, 2014	As of February 28, 2014
	(un-audited)	(audited)
Cash reserves	$69,149	$49,062
Working capital (deficit)	($1,591,946)	($2,046,398)

As at May 31, 2014, our current assets were $181,347 and our current liabilities was $1,773,293 resulting in a working capital deficit of $1,591,946. Our current assets as at May 31, 2014 consisted of cash and cash equivalents of $69,149, receivables of $10,728, prepaid expenses of $94,938 and deferred issuance costs of $6,532. Our current liabilities as at May 31, 2014 consisted of trade payables and accrued liabilities of $1,316,418, convertible debentures – subscriptions received of $95,000, derivative liability of $15,395 and loans of $346,480.

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

As at May 31, 2014 we also had non-current liabilities of $5,700,877 compared to February 28, 2014 of $5,000,889. Our non-current liabilities at May 31, 2014 and February 28, 2014 consisted of Convertible debentures.

During the three month period ended May 31, 2014, we received cash of $296,677 (2013: $132,505) for Debentures issued – net of issue costs and received $Nil for stock issuances – net of issuance costs (2013: $8,157). At May 31, 2014, we had an aggregate of 15,037,363 (2013:25,484,073) share purchase warrants exercisable, 561,013 for CAD$0.50 per share and 14,476,350 for USD$0.12 (2013: 10,956,782 between CAD$0.40 and CAD$0.50) per share and (2013: 14,527,291 for USD$0.38 per share), which have the potential upon exercise to convert to approximately CAD$280,506 (2013:CAD$4,438,814) plus USD$1,737,162 (2013:USD$5,520,370) in cash over the next two years. Further, as at May 31, 2014, a total of 9,166,812 (2013:8,889,946) stock options exercisable between $0.20 and $1.18 (CAD$0.20 and CAD$1.18) per share which have the potential upon exercise to generate a total of approximately CAD$5,227,542 (2013:CAD$5,536,609) in cash over the next four years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($43,871,806) as at February 28, 2014 to ($44,806,156) as at May 31, 2014.

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

Therefore, based on the above, we anticipate that we will require a total of approximately $9,500,000 for our plan of operations over the next twelve months. At May 31, 2014, we had cash of $69,149 and a working capital deficit of $1,592,898. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cash Flows

During the three month period ended May 31, 2014, our net cash increased by $20,087, which included net cash used in operating activities of ($276,590), net cash used in investing activities of $NIL and net cash provided by financing activities of $296,677.

Cash Flow used in Operating Activities

Operating activities in the three month period ended May 31, 2014 used cash of ($276,590) compared to ($1,267,279) in the three month period ended May 31, 2013. Significant changes in cash used in operating activities are outlined as follows:

  Loss was ($934,330) compared to a loss of ($1,848,799) in the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease in loss was due to a decrease in the operating expenses and a decrease in losses of other items.

The following non-cash items further adjusted the profit (loss) for the three month periods ended May 31, 2014 and May 31, 2013:

  Accretion was $106,393 and $1,027,387 in the three month periods ended May 31, 2014 and May 31, 2013, respectively.

  Amortization of deferred issuance costs was $389 and $10,455 in the three month periods ended May 31, 2014 and May 31, 2013, respectively.

  Depreciation was $33 and $41 in the three month periods ended May 31, 2014 and May 31, 2013, respectively.

  Interest expense on convertible debentures was $233,588 and $214,414 in the three month periods ended May 31, 2014 and May 31, 2013.

  Fair value adjustment on warrants were ($26,612) and ($694,645) in the three month periods ended May 31, 2014 and May 31, 2013, respectively. The decrease in fair value adjustment on warrants was a result of the decrease in the number and the term of the outstanding warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the three month period ended May 31, 2014 as compared to the three month period ended May 31, 2013.

The following changes in working capital items further adjusted the cash flow usage for the three month periods ended May 31, 2014 and May 31, 2013, respectively:

  Receivables were ($5,875) and ($22,570) in the three month periods ended May 31, 2014 and May 31, 2013, respectively. The smaller cash decrease in receivables resulted in a smaller cash outflow in receivables compared period over period.

  Injunction bond inflow were $Nil and $350,000 in the three month periods ended May 31, 2014 and May 31, 2013, respectively.

  Prepaid expenses were $18,616 and $43,207 in the three month periods ended May 31, 2014 and May 31, 2013, respectively, due to an decrease by the Company in prepaid expenses.

  Trade payables and accrued liabilities were $331,208 and ($346,769) in the three month periods ended May 31, 2014 and May 31, 2013, respectively. The increase in trade payables was due to the effect of a delay in payment of accounts payable and accrued liabilities compared to a reduction in trade payables and accrued liabilities in the prior period .

Cash Flow used in Investing Activities

During the three month periods ended May 31, 2014 and May 31, 2013 there were no investing activities. In the period from inception (May 22, 2007) to May 31, 2014, investing activities utilized net cash of $2,590,000, primarily for mineral property acquisition costs.

Cash Flow provided by Financing Activities

During the three month period ended May 31, 2014, cash provided by financing activities consisted of (i) proceeds from debentures – net of issue costs of $296,677 and $132,505 in the three month periods ended May 31, 2014 and May 31, 2013, (ii) Proceeds from issuance of common shares – net of issuance costs of $Nil and $8,157 in the three month periods ended May 31, 2014 and May 31, 2013. In the period from inception (May 22, 2007) to May 31, 2014, financing activities provided net cash of $31,732,347, primarily from the sale of our equity securities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

The Company is in the process of raising up to US$5,000,000 in a private placement by issuing 9.5%, 30 month convertible debentures which are to be convertible into shares at $0.12 per share with warrants attached to purchase up to 40,000,000 common shares at a price of US$0.12 for a 42 month period. As at the date of the approval of the financial statements for the period ended May 31, 2014, $95,000 has been received.

The convertible debentures, shares and warrants issuable upon conversion of the convertible debentures, and the shares underlying the warrants, have not been and will not be registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), and may not be offered or sold in the United States absent registration or applicable exemption from the registration requirements.

Outstanding share data

At May 31, 2014, we had on a post-consolidation basis 109,490,859 issued and outstanding common shares, 9,166,812 outstanding stock options at a weighted average exercise price of CAD$0.57 per share, and 15,037,363 outstanding warrants at an exercise price of $0.12 and CAD$0.50 per share.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Joshua Bleak (being our principal executive officer), and our Chief Financial Officer, Bill Allred (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of May 31, 2014.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration(2)
3.1.2	Certificate of Modification, dated January 21, 1994(2)
3.1.3	Certificate of Modification, dated November 11, 1996(2)
3.1.4	Certificate of Modification, dated June 16, 2004(2)
3.1.5	Certificate of Modification, dated October 17, 2007(2)
3.1.6	Certificate of Modification, dated November 10, 2009(2)

Exhibit No.	Document
3.1.7	Certificate of Continuation, dated April 26, 2011(3)
3.1.8	Notice of Articles, dated May 31, 2012(3)
3.2	Articles(1)
3.3	Articles as altered on September 12, 2013(13)
4.1	Share Option Plan(1)
4.2	Share Rights Plan(1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008(2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009(1)
10.3	Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009(3)
10.4	Amendment Agreement to Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010(1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010(1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010(3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010(3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011(3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011(3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012(3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012(2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012(2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012(4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012(5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012(5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012(6)
10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013(8)
10.18	Form of Placement Agent Agreement (12)

Exhibit No.	Document
10.19	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009(12)
10.20	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
10.21	Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009 (included in Exhibit 10.19)(12)
10.22	Amendment to Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
20.1	Advance Notice Policy, dated July 22, 2013(10)
21.1	Subsidiaries of the Issuer(14)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011(3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011(2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012(3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012(2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012(2)
99.6	Form of Convertible Debenture(7)
99.7	Consulting Agreement between Schlumpberger Inc. and Passport Potash Inc., dated June 3, 2013(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:

(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on May 31, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on July 15, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on July 24, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on August 23, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 4) as filed with the SEC on August 26, 2013 and incorporated herein by reference.
(13)	Field as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on October 15, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on June 13, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: July 15, 2014

By:	/s/ Bill Allred
Bill Allred
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)
Date: July 15, 2014