Form 10-Q
period 2014-08-31
PASSPORT POTASH INC
filed 2014-10-22
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

608 1199 West Pender Street
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
Yes [  ] No [X]

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 109,490,859 shares of common stock as of October 20, 2014.

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

•	our capital needs;
•	business plans; and
•	expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•	our need for additional financing;
•	our limited operating history;
•	our history of operating losses;
•	our exploration activities may not result in commercially exploitable quantities of potash on our current or any future mineral properties;
•	the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;
•	the competitive environment in which we operate;
•	changes in governmental regulation and administrative practices;
•	our dependence on key personnel;
•	conflicts of interest of our directors and officers;
•	our ability to fully implement our business plan;
•	our ability to effectively manage our growth; and
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three and six months ended August 31, 2014 and 2013 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2014. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2014.

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Financial Statements
Six months Ended August 31, 2014

Expressed in United States Dollars
(Unaudited)

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in United States dollars)

	Notes	August 31,	February 28,
		2014	2014
		(unaudited)
ASSETS
Current assets
Cash		$14,372	$49,062
Receivables		5,747	4,853
Prepaid expenses		65,776	113,554
Deferred issuance costs		5,999	3,598
Total current assets		91,894	171,067

Equipment	2	594	660
Unproven mineral properties	3	1,600,000	1,600,000
Reclamation deposits	3	15,000	15,000
Total non-current assets		1,615,594	1,615,660
TOTAL ASSETS		$1,707,488	$1,786,727

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	6	$1,675,925	$980,983
Convertible debentures	4	-	553,233
Convertible debentures subscriptions received	4	112,250	95,000
Derivative liability	8	4,731	42,007
Loans	5	346,489	546,242
Total current liabilities		2,139,395	2,217,465

Convertible debentures	4	5,964,516	5,000,889
Total non-current liabilities		5,964,516	5,000,889
TOTAL LIABILITIES		8,103,911	7,218,354

STOCKHOLDERS’ DEFICIENCY
Common stock Unlimited authorized without par value	7	35,569,788	35,032,933
Additional paid-in capital		17,073,970	16,922,064
Accumulated deficit		(13,514,818)	(13,514,818)
Deficit accumulated during exploration stage		(45,525,363)	(43,871,806)
TOTAL STOCKHOLDERS’ DEFICIENCY		(6,396,423)	(5,431,627)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY		$1,707,488	$1,786,727

Commitments and contingencies (Notes 1 and 3)
Subsequent events (Note 10)

On behalf of the Board of Directors:

“Joshua Bleak”	“John Eckersley”
Director	Director

See accompanying notes to the consolidated financial statements	F-1

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of operations - unaudited
(Expressed in United States dollars)

						For the
						period May
						22, 2007
		Three months periods		Six months periods		(Inception of
		ended		ended		Exploration
						Stage) to
		August 31,	August 31,	August 31,	August 31,	August 31,
	Note	2014	2013	2014	2013	2014
Operating Expenses
Administration	6	$14,893	$64,836	$29,100	$85,460	$1,046,056
Advertising		5,032	21,050	10,761	72,543	1,847,946
Business development		11,461	104,677	25,605	240,485	1,353,079
Consulting fees	6	37,500	200,282	150,000	330,975	8,966,422
Depreciation	2	33	41	66	82	2,447
Foreign exchange loss		1,101	11,139	32,242	19,305	174,879
Investor relations		22,585	79,802	60,257	140,690	1,575,069
Management fees	6	161,568	247,901	322,375	412,115	4,340,670
Mineral property impairment	3	-	-	-	-	1,627,784
Mineral property option payments and exploration costs	3, 6	154,872	431,073	361,472	1,076,358	22,955,351
Office and miscellaneous		8,843	15,363	19,368	35,370	366,429
Professional fees		24,955	239,076	33,560	275,857	1,761,089
Property investigation costs		-	-	-	-	24,483
Transfer agent and filing fees		18,659	31,457	37,657	59,100	480,814
		(461,502)	(1,446,697)	(1,082,463)	(2,748,340)	(46,522,518)
Other items
Accretion expense	4	(103,376)	(1,049,013)	(209,769)	(2,076,400)	(4,352,948)
Change in fair value of derivative liability	8	10,664	816,868	37,276	1,511,513	6,393,081
Interest income		-	-	-	-	90,216
Interest expense on convertible debentures	4	(165,013)	(218,533)	(398,601)	(432,947)	(1,276,467)
Gain (loss) on debt settlement		-	-	-	-	(9,852)
Other income		-	-	-	-	153,125
		(257,725)	(450,678)	(571,094)	(997,834)	997,155
Net loss		$(719,227)	$(1,897,375)	$(1,653,557)	$(3,746,174)	$(45,525,363)
Loss per share basic and diluted		$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average number of shares outstanding basic and diluted		109,490,859	91,805,118	108,901,663	91,798,789

See accompanying notes to the consolidated financial statements	F-2

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statement of stockholders’ deficiency - Unaudited
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit During
	Number of		Additional	Accumulated	Exploration
	shares	Amount	Paid-in Capital	Deficit	Stage	Total
Balance at February 28, 2014	105,651,157	$35,032,933	$16,922,064	$(13,514,818)	$(43,871,806)	$(5,431,627)
Net loss	-	-	-	-	(1,653,557)	(1,653,557)
Rounding upon stock split	140	-	-	-	-	-
Shares issued for convertible debentures exercised	3,839,562	460,748	-	-	-	460,748
Amount allocated to share purchase warrants on re-issuance of debenture	-	-	75,953	-	-	75,953
Amount allocated to beneficial conversion feature on re- issuance of debenture	-	-	75,953	-	-	75,953
Accretion of discount for future periods on exercised convertible debentures	-	58,052	-	-	-	58,052
Accretion of beneficial conversion feature for future periods on exercised convertible debentures	-	18,055	-	-	-	18,055
Balance at May 31, 2014	109,490,859	$35,569,788	$17,073,970	$(13,514,818)	$(45,525,363)	$(6,396,423)

See accompanying notes to the consolidated financial statements	F-3

Passport Potash Inc.
(An Exploration Stage Company)
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

	Six month period ended
			Cumulative from
			May 22, 2007
			(Inception of
	August 31,	August 31,	Exploration Stage) to
	2014	2013	August 31, 2014
Operating activities
Net loss	$(1,653,557)	$(3,746,174)	$(45,525,363)
Adjustments for:
Accretion	209,769	2,076,400	4,352,948
Amortization of deferred issuance costs	922	20,059	38,940
Depreciation	66	82	2,447
Interest expense on convertible debentures	398,601	432,947	1,276,467
Fair value adjustment on warrants	(37,276)	(1,511,513)	(6,393,081)
Foreign exchange	-	-	(256,260)
Loss on debt settlement	-	-	9,852
Mineral property impairment	-	-	975,000
Mineral property option payments - shares	-	-	1,948,597
Other income	-	-	(138,474)
Stock-based compensation	-	368,905	11,599,929
Changes in non-cash working capital items:
Receivables	(894)	36,002	(5,747)
Injunction bond	-	350,000	-
Prepaid expenses	47,778	98,202	(63,674)
Trade payables and accrued liabilities	690,724	128,862	3,037,944
Net cash flows used in operating activities	(343,867)	(1,746,228)	(29,140,475)

Investing activities
Reclamation deposits	-	-	(15,000)
Long term deposits	-	-	(975,000)
Mineral property acquisition costs	-	-	(1,600,000)
Net cash flows used in investing activities	-	-	(2,590,000)

Financing activities
Debentures - net of issue costs	296,677	132,505	5,604,857
Proceeds on issuance of common shares - net of
issue costs	-	8,157	25,136,248
Proceeds from Loans	-	-	546,242
Subscriptions received	12,500	-	457,500
Net cash flows from financing activities	309,177	140,662	31,744,847
Cash generated (decrease) in cash	(34,690)	(1,605,566)	14,372
Cash, beginning	49,062	1,643,771	-

Cash, ending	$14,372	$38,205	$14,372
Supplemental disclosures:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

See Note 9 for non-cash transactions.

See accompanying notes to the consolidated financial statements	F-4

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company is engaged in the acquisition and exploration of mineral properties. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial for the year ended February 28, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2014 included in the Company’s Form 10-K.

The Company’s unaudited consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $59,040,181 since inception. The Company has funded its operations through the issuance of capital stock and debt. In the longer term, the Company will also need to repay outstanding convertible debentures if these are not converted which have a maturity date of August 19, 2016. At August 31, 2014, the Company had cash of $14,372 and a working capital deficit of $2,047,501. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 EQUIPMENT

Equipment
Cost:
At August 31, 2014 and February 28, 2014	$34,527
Depreciation:
At February 28, 2014	$33,867
Charge for the period	66
At August 31, 2014	$33,933

Net book value:
At February 28, 2014	$660
At August 31, 2014	$594

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 3 UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	August 31,		February 28,		February 28,
	2014	Additions	2014	Additions	2013
Property acquisition costs
Cash paid for property	$1,600,000	$-	$1,600,000	$-	$1,600,000
Option payments and exploration costs
Assay	$309,680	$-	$309,680	$26,603	$283,077
Drilling and related costs	8,992,677	12,843	8,979,834	456,640	8,523,194
Geological consulting	3,410,707	162,000	3,248,707	757,676	2,491,031
License and filing	698,705	54,055	644,650	200,974	443,676
Option payments	6,362,855	-	6,362,855	-	6,362,855
Project administration	3,293,395	132,574	3,160,821	482,375	2,678,446
Recovery	(112,668)	-	(112,668)	-	(112,668)
	$22,955,351	$361,472	$22,593,879	$1,924,268	$20,669,611

The Company acquired mineral claims in the Holbrook Basin Project through the following agreements:

South West Exploration Property, Arizona

On September 30, 2008, as amended, the Company entered into an option agreement to purchase 100% of certain mining claims located in the Holbrook Basin region of Arizona, USA. In terms of the Southwest Option Agreement, the Company:

•	made cash payments of 575,000 in stages;
•	issued 1,000,000 share purchase options with a fair value of $61,152;
•	issued 8,181,000 shares in stages with a fair value of $551,921; and
•	incurred property expenditures of $200,000.

During the year ended February 29, 2012, the Company purchased the 1% Net Smelter Royalty (“NSR”) for $1 million. The Company now owns a 100% interest, with no NSR, in the South West Exploration Property.

At August 31, 2014, the Company had a reclamation bond of $15,000 (February 28, 2014: $15,000) for work done on the South West Exploration Property.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 3 UNPROVEN MINERAL PROPERTIES (Contd)

Twin Butte Ranch Property, Arizona (contd)

Details of the payments under the agreement are as follows:

a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);
b)	A payment of $25,000 on September 17, 2010 (paid);
c)	A payment of $75,000 on December 1, 2010 (paid);
d)	A payment of $150,000 on August 28, 2011 (paid);
e)	A payment of $200,000 on August 28, 2012 (paid);
f)	A payment of $250,000 on earlier of December 1, 2013 or within thirty days of closing a financing of at least $5,000,000;
g)	A payment of $250,000 on August 28, 2014; and
h)	A payment of $250,000 on May 1, 2015.

The Company has not made the required $250,000 payments that were due on December 1, 2013 and August 28, 2014; therefore, the agreement is in default and the Company is in negotiations to further amend the option to purchase as last amended on August 20, 2013. A default notice was issued on April 17, 2014 and the optionor has the right to terminate the agreement, which would also terminate the lease, however, the Company is continuing negotiations, but the risk remains that the Company may not be successful in completing an amendment to the option to purchase.

Sweetwater/American Potash Property, Arizona

On November 12, 2010, the Company entered into an option agreement to acquire 100% of the right, title and interest in exploration permits within the Holbrook basin region of Arizona, USA. In terms of the Sweetwater/American Potash option agreement, the Company:

•	made cash payments of $90,000 in stages;
•	issued 500,000 shares of the Company with a fair value of $130,444; and
•	paid all taxes and exploration work to keep the claims in good standing.

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

Mesa Uranium, Arizona

On August 31, 2010, the Company entered into an agreement to acquire 100% undivided interest in exploration permits within the Holbrook basin region of Arizona, USA. In terms of the Mesa Uranium option agreement, the Company:

•	made cash payments of $20,000;
•	issued 500,000 shares of the Company with a fair value of $40,625;
•	competed $119,518 exploration expenditures in 2010; and
•	obtained the maximum available assessment work credits or payments in lieu of the minimum requirements to keep the claims in good standing.

During the year ended February 29, 2012, the Company purchased the 2% NSR for $300,000. The Company now has a 100% interest, with no NSR, in the Mesa Property.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 3 UNPROVEN MINERAL PROPERTIES (Contd)

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

The Company paid a finders fee of $25,825 to a third party in connection with this option agreement.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 3 UNPROVEN MINERAL PROPERTIES (Contd)

Ringbolt Property, Arizona (Contd)

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

Joint Exploration Agreement HNZ Potash, LLC (“HNZ”)

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 3 UNPROVEN MINERAL PROPERTIES (Contd)

Fitzgerald Ranch, Arizona

On May 7, 2012, as amended, the Company entered into an agreement to acquire the Fitzgerald Ranch for $17,000,000 as follows:

a)	A down payment of $500,000 (paid) ($25,000 was expensed in the year ended February 29,2012, and the remainder is included in long-term deposits);
b)	A payment of $500,000 (paid) upon execution of an amendment to the agreement in November 2012 (included in long-term deposits);
c)	A payment of $500,000 to be paid on the earlier of either October 31, 2013, or within 30 days of closing the Company’s next financing (not paid);
d)	A payment of $500,000 to be paid on or before December 31, 2013 (not paid);
e)	A payment of $1,000,000 to be paid on or before December 31, 2014; and
f)	The balance of $14,000,000 to be paid on the closing of the sale which is on or before June 30, 2015.

The Company has not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013; therefore, there are past-due payments and $975,000 capitalized to long-term deposits has been written-off as at the year ended February 28, 2014. The Company is currently in negotiations to amend the agreement.

NOTE 4 CONVERTIBLE PROMISORY NOTES PAYABLE

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

In addition, 2.5 common share purchase warrants were issued for each US$1.00 of principal amount of the Tranche I Debentures, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.38 per share for a period of one year from the date of issuance. 13,263,850 warrants were issued. The Company determined the fair value of the warrants to be $2,049,578 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield 0; Expected stock price volatility 76%; Risk-free interest rate 1.07%; Expected life 1 year.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 4 CONVERTIBLE DEBENTURES (Contd)

Tranche I (Contd)

In connection with the issuance of the Tranche I Debentures, the Company paid $73,958 in finders fees and issued 101,882 finders warrants. Each finders warrant entitles the holder to purchase one common share for US$0.19 per share for one year from the date of issuance. The fair value of the finders warrant portion calculated using the Black-Scholes Option Pricing Model was $5,770, recorded as a debenture issuance cost. The Company also incurred legal and filing fee costs of $51,528, of which $37,380 was recorded as deferred debt issuance costs and $93,876 was charged to additional paid-in capital. (See also Tranche I - Amended)

Tranche II

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

In addition, 2.5 common share purchase warrants were issued for each US$1.00 of principal amount of the debentures, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.38 per share for a period of one year from the date of issuance. 712,500 warrants were issued. The Company determined the fair value of the warrants to be $130,826 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield 0; Expected stock price volatility 75%; Risk-free interest rate 0.97%; Expected life 1 year.

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

In connection with this private placement of debentures, the Company also incurred filing fee costs of $1,425, of which $353 was recorded as deferred debt issuance costs and $1,272 was charged to additional paid-in capital. (See also Tranche II - Amended)

Tranche III

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

In addition, 2.5 common share purchase warrants were issued for each US$1.00 of principal amount of the debentures, entitling the holder to acquire one share of common stock of the Company for each warrant at an exercise price of US$0.38 per share for a period of one year from the date of issuance. 500,000 warrants were issued. The Company determined the fair value of the warrants to be $62,896 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield 0; Expected stock price volatility 75%; Risk-free interest rate 0.97%; Expected life 1 year.

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 4 CONVERTIBLE DEBENTURES (Contd)

Tranche III (Contd)

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

Amendment to Convertible Debentures Tranche I to III

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

All the amendments came into effect on the original maturity dates.

Tranche I - Amended

On February 19, 2014, the amendments came into effect for the Tranche I Debentures. As a result, the principal of the Tranche 1 Debentures increased to $6,095,894.

The Company determined the incremental fair value of the warrants issued with the Tranche 1 Debentures due to the modifications to be $866,295 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield 0; Expected stock price volatility 93%; Risk-free interest rate 1.16%; Expected life 2.5 years.

The proceeds were allocated to the Tranche 1 Debentures and the warrants based on their relative fair values and accordingly, $5,258,905 was allocated to the Tranche 1 Debentures and $836,989 was allocated to the warrants and recorded as a reduction in the liability and an increase in additional paid-in capital.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 4 CONVERTIBLE DEBENTURES (Contd)

Amendment to Convertible Debentures (Contd)

The Company determined the incremental fair value of the warrants issued with the Tranche 11 Debentures due to the modifications to be $46,523 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield 0; Expected stock price volatility 94%; Risk-free interest rate 1.09%; Expected life 2.44 years.

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

The Company determined the incremental fair value of the warrants issued with the Tranche III Debentures due to the modifications to be $32,261 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield 0; Expected stock price volatility 94%; Risk-free interest rate 1.07%; Expected life 2.38 years.

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

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 4 CONVERTIBLE DEBENTURES (Contd)

	May 31,	February 28,
Convertible Debentures Tranche I to III & Tranche V	2014	2014
Opening balance	$5,554,122	$1,624,128
Subscriptions received	500,000	485,000
Detachable share purchase warrants amended	(75,953)	(974,504)
Intrinsic beneficial conversion feature - amended	(75,953)	(483,358)
Exercised transfer to share capital	(536,855)	(5,000)
Accretion	209,769	4,049,613
Interest	393,851	858,243
Interest payable and transferred to accounts payable	(4,465)	-
Closing balance	$5,964,516	$5,554,122

The difference between the amount recorded to the convertible debentures on initial recognition and the value at maturity will be accreted using the effective interest rate method. During the period ended August 31, 2014, $393,851 (year ended February 28, 2014 - $4,049,613) was expensed as a non-cash interest charge.

Subscriptions Received

The Company holds subscriptions of $112,250 (2014 - $95,000) towards convertible debenture offerings.

NOTE 5 LOANS

Loans comprise certain advances from third parties and related parties (Note 6). As at August 31, 2014, the loans have no fixed repayment terms, are unsecured and do not bear interest.

NOTE 6 RELATED PARTY TRANSACTIONS

Related party balances

The following amounts due to related parties are included in trade payables and accrued liabilities:

	August 31,	February 28,
	2014	2014
Directors, officers and companies controlled by directors and officers of the Company	$1,037,575	$434,838

The following amounts due to related parties are included in loans:

		August 31,	February 28,
	Note	2014	2014
Director	5	$200,000	$200,000
Companies controlled by directors and officers of the Company	5	43,726	46,264
		$243,726	$246,264

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 6 RELATED PARTY TRANSACTIONS (Contd)

Related party balances (Contd)

The following convertible debentures are outstanding to:

		August 31,	February 28,
	Note	2014	2014
Companies controlled by directors and officers of the Company	4	$230,000	$200,000
Significant investor of the Company	4	$4,410,000	$-
		$4,640,000	$200,000

Related party transactions

The Company incurred the following transactions with directors, officers, significant investors and companies that are controlled by directors and officers of the Company.

	Six month period ended
	August 31,	August 31,
	2014	2013
Administration	$-	$54,266
Consulting fees	75,000	307,070
Management fees	240,000	412,116
Mineral exploration costs	252,000	504,034
Convertible Debenture V issued	500,000	-
	$1,067,000	$1,277,486

NOTE 7 COMMON STOCK

Share Issuances:

During the period ended August 31, 2014, the Company issued 3,839,562 shares pursuant to $460,748 of convertible debentures being converted to shares at a price of $0.12 per share.

Stock options :

At August 31, 2014 and February 28, 2014 the following stock options were outstanding:

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
9,166,812

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

All options outstanding are exercisable. The weighted average remaining contractual life of the outstanding stock options is 1.21 years and the weighted average exercise price is CDN$0.57.

NOTE 7 COMMON STOCK (Contd)

Share purchase warrants

At August 31, 2014 and February 28, 2014 the following share purchase warrants were outstanding:

Number of	Exercise price		Expiry date
Warrants	CDN$	USD$
561,013	0.50		February 19, 2018
14,476,350		0.12	August 19, 2016
15,037,363 *

* There is a potential for additional 4,166,667 Warrants to be issued exercisable at $0.12 until May 29, 2018 upon the exercise of the convertible debenture described under convertible debenture V option (a) Note 4.

NOTE 8 DERIVATIVE LIABILITY

	Three months	Year ended
	ended	February 28,
	August 31, 2014	2014
Balance, beginning	$42,007	$1,619,786
Fair value of warrants exercised	-	(2,813)
Fair value change of warrants	(37,276)	(1,574,966)
Balance, ending	$4,731	$42,007

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Details of these warrants and their fair values are as follows:

		August 31, 2014		February 28, 2014
Exercise
	Price	Number		Number
	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
February 19, 2013	$0.50	556,249	$4,731	556,250	$42,007

The fair value of the share purchase warrants was calculated using the Black-Scholes Option Pricing Model using the following assumptions: Expected dividend yield 0 (2014:0%); Expected stock price volatility 104% (2014:119%) Risk-free interest rate 1.28% (2014:1.52%); Expected life of share purchase warrants 3.47 years (2014:0.87 -3.97 years).

Passport Potash Inc.
(An Exploration Stage Company)
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the six months ended August 31, 2014

NOTE 9 NON CASH TRANSACTIONS

The Company incurred the following non-cash transactions that are not reflected in the statements of cash flows:

	Year ended
	August 31,	February 28,
	2014	2014
Fair value of shares issued for debt	$-	$1,367,499
Shares issued for convertible debentures exercised	460,748	5,000
	$460,748	$1,372,499

NOTE 10 SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended August 31, 2014 and 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and six months ended August 31, 2014 and 2013. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on June 13, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2014 audited financial statements, which were attached to our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on June 13, 2014. The results of operations for the periods ended August 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview of our Business

We were incorporated on August 11, 1987 under the laws of Qubec, Canada under the name “Bakertalc Inc.” On January 21, 1994, we changed our name to “Palace Explorations Inc.” On November 11, 1996, we changed our name to “X-Chequer Resources Inc.” On September 29, 2004 we changed our name to “International X-Chequer Resources Inc.” On October 18, 2007, we changed our name to “Passport Metals Inc.” On November 10, 2009 we changed our name to “Passport Potash Inc.” Effective April 26, 2011, we continued our governing corporate jurisdiction from the Province of Qubec to the Province of British Columbia under the name “Passport Potash Inc.”

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

We are a reporting issuer in the Canadian Provinces of British Columbia, Alberta, Ontario and Qubec and our common shares are listed for trading on the TSX Venture Exchange (the “TSX-V”) under the trading symbol “PPI”.

Our head and principal office is located at 608 - 1199 West Pender Street, Vancouver, British Columbia, Canada, V6E 2R1.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral resource properties. We currently have an interest in or have the right to earn an interest in eight properties: Southwest Exploration Property, Twin Butte Ranch, Sweetwater/American Potash, Mesa Uranium, Ringbolt Property, Joint Exploration Agreement with the Hopi Tribe, Fitzgerald Ranch and Joint Exploration Agreement with HNZ Potash, which are all located in Arizona. We are currently in default under the option agreement to acquire the Twin Buttes Ranch and in arrears under the purchase agreement to acquire the Fitzgerald Ranch, however, we are in continuing negotiations to amend these agreements. We have not established any proven or probable reserves on our mineral property interests and we are not in actual development or production of any mineral deposit at this time. We are an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities”.

Our independent auditor’s report accompanying our February 28, 2014 and February 28, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Subsidiaries

The chart below illustrates our corporate structure, including our subsidiaries, which are all wholly owned, and the jurisdictions of incorporation.

Mineral Properties/Agreements

Southwest Exploration Property

On September 30, 2008 we entered into a mineral property option agreement (the “Southwest Option Agreement׆) with Southwest Exploration Inc. (“Southwest”) to acquire an undivided 100% interest in 13 Arizona State Land Department exploration permits (“ASLD Exploration Permits”) comprising 8,413.3 acres (3,404.76 ha) of mineral exploration property located in Navajo County, in the Holbrook Basin, Arizona. Under the terms of the Southwest Option Agreement, any after acquired permits within the area of common interest may be made part of the property. Pursuant to this clause, 32 additional ASLD Exploration Permits were made part of the property for a total of 45 ASLD Exploration Permits.

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

Twin Buttes Ranch Property

On August 28, 2009, as amended, we entered into a four-year lease with an option to purchase (the “Lease Option Agreement”) with Twin Buttes Ranch, LLC respecting the Twin Buttes Ranch located in the potash-bearing Holbrook Basin of east-central Arizona. The Twin Buttes Ranch comprises some 28,526 acres (11,544 hectares) of private deeded land with 76.7% or approximately 21,894 acres (8,860 hectares) overlying the potash horizons within the Holbrook Basin.

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

(g)	A payment of $250,000 on August 28, 2014 (not paid); and

(h)	A payment of $250,000 on May 1, 2015.

We have not made the required $250,000 payments that were due on December 1, 2013 and August 28, 2014; therefore, the agreement is in default and we are in negotiations to further amend the Option Agreement as last amended on August 20, 2013. A default notice was issued on April 17, 2014 and Twin Buttes Ranch, LLC has the right to terminate the agreement, which would also terminate the Lease, however, we are continuing negotiations, but the risk remains that we may not be successful in completing an amendment to the Option Agreement.

The Option Agreement currently provides that upon exercise to purchase the entire Twin Butte Ranch, we must deliver a payment in the amount of $1,000 on or before 5pm (Arizona time), January 6, 2016 (the option expiry date), followed by a payment of $19,999,000 within thirty days.

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

Except as otherwise expressly set forth in the JEA, us and The Hopi Tribe shall each separately have the right to possess and use all exploration program results for any purpose. In addition, The Hopi Tribe and us, and the parties’ respective successors’ and assigns, may use and freely disclose exploration program results received under this JEA without prior approval of the other for the parties or such successors or assigns’ internal use, and for review and use by geologists and other outside advisors engaged by it (including ERCOSPLAN) or its successors or assigns, lenders and prospective lenders, venture partners and prospective venture partners, and others who are subject to confidentiality agreements consistent with the disclosing party’s obligations under the JEA; provided, no exploration program results shall be shared with venture partners or prospective venture partners by The Hopi Tribe other than us or persons approved in writing by us in our discretion prior to the earlier of (1) expiration or termination of one or more of our mineral exploration permits from the Arizona State Land Department pertaining to our property, or (2) October 15, 2014 (such earlier date, the “Automatic Termination Date”).

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

We have not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013; therefore, the Amended and Restated Agreement is past-due and $975,000 capitalized to long-term deposits has been written-off as at the year ended February 28, 2014. We are in negotiations to amend the Amended and Restated Agreement. No default notice has been issued under the Amended and Restated Agreement but the risk remains that we may not be successful in completing an amendment to the Amended and Restated Agreement.

The Amended and Restated Agreement is subject to TSX Venture Exchange approval.

Joint Exploration Agreement with HNZ Potash, LLC

On July 27, 2012, we entered into a Joint Exploration Agreement (the “Agreement”) with HNZ Potash, LLC (“HNZ”) to jointly explore and potentially develop twenty-one permitted parcels in which we hold ASLD 8 exploration permits and which are located on the southernmost area of our landholdings (the “Permit Property”). The Permit Property is within HNZ’s private landholdings and has not been previously explored by us. Under the terms of the Agreement, HNZ has agreed to pay us 50% of certain costs previously incurred by us with respect to the Permit Property, which payment was received by us during the fiscal year ended February 28, 2013 and we have assigned a 50% interest in the Permit Property to HNZ. Each of the parties will be liable for 50% of the future costs relating to the permits. Our interest in the permits are held by PPI Holding Corporation, our wholly owned subsidiary.

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

•

The parties will provide to each other existing exploration data from their Holbrook Basin potash exploration activities. The data provided by each Party may be used by the other party to update their existing or future resource reports or any other future reports.

•	The parties will provide each other vehicular access across existing paved and unpaved roads on property controlled by the other party.
•	The parties have established an area of mutual interest and have agreed to jointly pursue opportunities within this area.

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

Employees

As at August 31, 2014, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations from inception of exploration stage on May 22, 2007 to August 31, 2014 as well as for the three and six month periods ended August 31, 2014 and August 31, 2013.

		Three months periods		Six months periods		For the
		ended		ended		period May
						22, 2007
		August	August 31,	August	August 31,	(Inception of
	Note	31,	2013	31,	2013	Exploration
		2014		2014		Stage) to
						August 31,
						2014
Operating Expenses
Administration	6	$14,893	$64,836	$29,100	$85,460	$1,046,056
Advertising		5,032	21,050	10,761	72,543	1,847,946
Business development		11,461	104,677	25,605	240,485	1,353,079
Consulting fees	6	37,500	200,282	150,000	330,975	8,966,422
Depreciation	2	33	41	66	82	2,447
Foreign exchange loss		1,101	11,139	32,242	19,305	174,879
Investor relations		22,585	79,802	60,257	140,690	1,575,069
Management fees	6	161,568	247,901	322,375	412,115	4,340,670
Mineral property impairment	3	-	-	-	-	1,627,784
Mineral property option payments and exploration costs	3, 6	154,872	431,073	361,472	1,076,358	22,955,351
Office and miscellaneous		8,843	15,363	19,368	35,370	366,429
Professional fees		24,955	239,076	33,560	275,857	1,761,089
Property investigation costs		-	-	-	-	24,483
Transfer agent and filing fees		18,659	31,457	37,657	59,100	480,814
		(461,502)	(1,446,697)	(1,082,463)	(2,748,340)	(46,522,518)
Other items
Accretion expense	4	(103,376)	(1,049,013)	(209,769)	(2,076,400)	(4,352,948)
Change in fair value of derivative liability	8	10,664	816,868	37,276	1,511,513	6,393,081
Interest income		-	-	-	-	90,216
Interest expense on convertible debentures	4	(165,013)	(218,533)	(398,601)	(432,947)	(1,276,467)
Gain (loss) on debt settlement		-	-	-	-	(9,852)
Other income		-	-	-	-	153,125
		(257,725)	(450,678)	(571,094)	(997,834)	997,155

Net loss		$(719,227)	$(1,897,375)	$(1,653,557)	$(3,746,174)	$(45,525,363)
Loss per share basic and diluted		$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average number of shares outstanding basic and diluted		109,490,859	91,805,118	108,901,663	91,798,789

Results of Operations for the three month periods ended August 31, 2014 and 2013

Revenues

During three month periods ended August 31, 2014 and August 31, 2013, respectively, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three month period ended August 31, 2014 were $461,502 as compared to $1,446,697 during the three month period ended August 31, 2013. Significant changes and expenditures are outlined as follows:

•

Administration expenses were $14,893 and $64,836 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease of $49,943 was mainly due to decrease in payment for administration expenses as decrease in invoicing during the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.

•

Advertising expenses were $5,032 and $21,050 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to less promotion purposes related to our market awareness during the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.

•

Business Development expenses were $11,461 and $104,677 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease of $93,216 was due to less travel expenses and attending conventions during the three month period ended August 31, 2014.

•

Consulting fees were $37,500 and $200,282 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease of $162,782 was mainly due to less payment for consulting fees during the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.

•	Depreciation expense was $33 and $41 for the three month periods ended August 31, 2014 and August 31, 2013, respectively.
•

Foreign exchange loss was $1,101 and $11,139 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in foreign exchange loss of $10,038 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

•

Investor relations expenses were $22,585 and $79,802 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was mainly due to cost saving efforts during the three month period ended August 31, 2014.

•

Management fees were $161,568 and $247,901 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in management fees was mainly due to less management fees paid during the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.

•

Mineral property impairment costs were $Nil and $Nil for the three month periods ended August 31, 2014 and August 31, 2013, respectively. There were no mineral property impairment during the three month period ended August 31, 2014 and August 31, 2013.

•

Mineral property option payments and exploration costs were $154,872 and $431,073 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to the Company incurring less exploration costs during the three month period ended August 31, 2014.

•

Office and miscellaneous expenses were $8,843 and $15,363 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to the decrease in operating activities during the three month period ended August 31, 2014.

•

Professional fees were $24,955 and $239,076 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was mainly due to a decrease in operating activities, regulatory filings and legal proceedings with respect to our operating activities during the three month period ended August 31, 2014.

•

Property investigation costs were $Nil and $Nil for the three month periods ended August 31, 2014 and August 31, 2013, respectively. There were no activities in new property acquisition during the three month period ended August 31, 2014 and August 31, 2013.

•

Transfer agent and filing fees were $18,659 and $31,457 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.

Other Items

During the three month period ended August 31, 2014, our other items accounted for $257,725 in expenses as compared to $450,678 in expenses for the three month period ended August 31, 2013. The significant changes in other items income (expenses) are outlined as follows:

•	Accretion expense was $103,376 and $1,049,013 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in accretion expense was mainly due to the lower values of discount on debenture and beneficial conversion feature upon conversion of debentures and the longer term, for accretion of the beneficial conversion feature and accretion of the discount in connection with the convertible debentures, which resulted in a decrease in the accretion during the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.
•	Change in derivative liability was $10,664 and $816,868 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The change in derivative liability was due to a decrease in the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.
•	Interest income was $Nil and $Nil for the three month periods ended August 31, 2014 and August 31, 2013, respectively. There were no funds invested in interest bearing instruments during the three month period ended August 31, 2014 and August 31, 2013.
•	Interest expense on convertible debentures was $165,013 and $218,533 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in interest expense was mainly due to the lower interest rate during the three month period, for charging interest in connection with the convertible debentures, which resulted in a decrease in the interest expense on convertible debentures in the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.
•	Gain on debt settlement and other income was $Nil and $Nil for the three month periods ended August 31, 2014 and August 31, 2013, respectively. There were no activities in debt settlement or other income during the three month period ended August 31, 2014 and August 31, 2013.

Net Income (Loss)

The net loss was $719,227 and $1,897,375 for the three month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in net loss of $1,178,148 resulted from the decrease in operating expenses of $985,195 and the decrease in expenses in other items of $192,953 in the three month period ended August 31, 2014, compared to the three month period ended August 31, 2013.

Results of Operations for the six month periods ended August 31, 2014 and 2013

Revenues

During six month periods ended August 31, 2014 and August 31, 2013, respectively, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the six month period ended August 31, 2014 were $1,082,463 as compared to $2,748,340 during the six month period ended August 31, 2013. Significant changes and expenditures are outlined as follows:

•

Administration expenses were $29,100 and $85,460 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease of $56,360 was mainly due to decrease in payment for administration expenses as a decrease in invoicing during the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

•

Advertising expenses were $10,761 and $72,543 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to less promotion purposes related to our market awareness during the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

•

Business Development expenses were $25,605 and $240,485 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease of $214,880 was due to less travel expenses and attending conventions during the six month period ended August 31, 2014.

•

Consulting fees were $150,000 and $330,975 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease of $180,975 was mainly due to less payment for consulting fees during the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

•	Depreciation expense was $66 and $82 for the six month periods ended August 31, 2014 and August 31, 2013, respectively.
•

Foreign exchange loss was $32,242 and $19,305 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The increase in foreign exchange loss of $12,937 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.

•

Investor relations expenses were $60,257 and $140,690 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was mainly due to cost saving efforts during the six month period ended August 31, 2014.

•

Management fees were $322,375 and $412,115 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in management fees was mainly due to less management fees paid during the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

•

Mineral property impairment costs were $Nil and $Nil for the six month periods ended August 31, 2014 and August 31, 2013, respectively. There were no mineral property impairment during the six month periods ended August 31, 2014 and August 31, 2013.

•

Mineral property option payments and exploration costs were $361,472 and $1,076,358 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to the Company incurring less exploration costs during the six month period ended August 31, 2014.

•

Office and miscellaneous expenses were $19,368 and $35,370 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to the decrease in operating activities during the six month period ended August 31, 2014.

•

Professional fees were $33,560 and $275,857 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was mainly due to a decrease in operating activities, regulatory filings and legal proceedings with respect to our operating activities during the six month period ended August 31, 2014.

•

Property investigation costs were $Nil and $Nil for the six month periods ended August 31, 2014 and August 31, 2013, respectively. There were no activities in new property acquisition during the six month period ended August 31, 2014 and August 31, 2013.

•

Transfer agent and filing fees were $37,657 and $59,100 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

Other Items

During the six month period ended August 31, 2014, our other items accounted for $571,094 in expenses as compared to $997,834 in expenses for the six month period ended August 31, 2013. The significant changes in other items income (expenses) are outlined as follows:

•

Accretion expense was $209,769 and $2,076,400 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in accretion expense was mainly due to the lower values of discount on debenture and beneficial conversion feature upon conversion of debentures and the longer term, for accretion of the beneficial conversion feature and accretion of the discount in connection with the convertible debentures, which resulted in a decrease in the accretion during the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

•

Change in derivative liability was $37,276 and $1,511,513 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

•

Interest income was $Nil and $Nil for the six month periods ended August 31, 2014 and August 31, 2013, respectively. There were no funds invested in interest bearing instruments during the six month period ended August 31, 2014 and August 31, 2013.

•

Interest expense on convertible debentures was $398,601 and $432,947 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in interest expense was mainly due to the lower interest rate during the six month period, for charging interest in connection with the convertible debentures, which resulted in a decrease in the interest expense on convertible debentures in the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

•

Gain on debt settlement and other income was $Nil and $Nil for the six month periods ended August 31, 2014 and August 31, 2013, respectively. There were no activities in debt settlement or other income during the six month period ended August 31, 2014 and August 31, 2013.

Net Income (Loss)

The net loss was $1,653,557 and $3,746,174 for the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in net loss of $2,092,617 resulted from the decrease in operating expenses of $1,665,877 and the decrease in expenses in other items of $426,740 in the six month period ended August 31, 2014, compared to the six month period ended August 31, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of August 31, 2014 and February 28, 2014:

	As of August 31, 2014	As of February 28, 2014
	(unaudited)	(audited)
Cash reserves	$14,372	$49,062
Working capital (deficit)	($2,047,501)	($2,046,398)

As at August 31, 2014, our current assets were $91,894 and our current liabilities were $2,139,395 resulting in a working capital deficit of $2,047,501. Our current assets as at August 31, 2014 consisted of cash and cash equivalents of $14,372, receivables of $5,747, prepaid expenses of $65,776 and deferred issuance costs of $5,999. Our current liabilities as at August 31, 2014 consisted of trade payables and accrued liabilities of $1,675,925, convertible debentures subscriptions received of $112,250, derivative liability of $4,731 and loans of $346,489.

As at February 28, 2014, our current assets were $171,067 and our current liabilities were $2,217,465 resulting in a working capital deficit of $2,046,398. Our current assets as at February 28, 2014 consisted of cash and cash equivalents of $49,062, receivables of $4,853, prepaid expenses of $113,554 and deferred issuance costs of $3,598. Our current liabilities as at February 28, 2014 consisted of trade payables and accrued liabilities of $980,983, convertible debentures of $553,233 convertible debentures subscriptions received of $95,000, derivative liability of $42,007 and loans of $546,242.

As at August 31, 2014 we also had non-current liabilities of $5,964,516 compared to February 28, 2014 of $5,000,889. Our non-current liabilities at August 31, 2014 and February 28, 2014 consisted of Convertible debentures.

During the six month period ended August 31, 2014, we received cash of $296,677 (2013: $132,505) for Debentures issued net of issue costs and received $Nil for stock issuances net of issuance costs (2013: $8,157). At August 31, 2014, we had an aggregate of 15,037,363 (2013:25,484,073) share purchase warrants exercisable, 561,013 for CAD$0.50 per share and 14,476,350 for USD$0.12 (2013: 10,956,782 between CAD$0.40 and CAD$0.50) per share and (2013: 14,527,291 for USD$0.38 per share), which have the potential upon exercise to convert to approximately CAD$280,506 (2013:CAD$4,438,814) plus USD$1,737,162 (2013:USD$5,520,370) in cash over the next two years. There is also a potential further 4,166,667 warrants to be issued exercisable at $0.12 until May 29, 2018 upon the exercise of convertible debentures providing an additional $500,000. Further, as at August 31, 2014, a total of 9,166,812 (2013:9,166,812) stock options exercisable between $0.20 and $1.18 (CAD$0.20 and CAD$1.18) per share which have the potential upon exercise to generate a total of approximately CAD$5,227,542 (2013:CAD$5,463,442) in cash over the next four years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($43,871,806) as at February 28, 2014 to ($45,525,363) as at August 31, 2014.

Our plan of operations over the next twelve months is to focus on the following:

•	Renegotiate the terms of the Fitzgerald Living Trust Agreement which will require approximately $1,000,000.
•	Renegotiate the terms of the Twin Buttes Ranch property, which will require a payment of approximately $1,000,000.
•	Generate the $1,250,000 required for the Ringbolt property.
•	Completion of Phase 1 of our planned exploration program which requires approximately $7,500,000.

Therefore, based on the above, we anticipate that we will require a total of approximately $10,250,000 for our plan of operations over the next twelve months. At August 31, 2014, we had cash of $14,372 and a working capital deficit of $2,047,501. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cash Flows

During the six month period ended August 31, 2014, our net cash decreased by $34,690, which included net cash used in operating activities of ($343,867), net cash used in investing activities of $NIL and net cash provided by financing activities of $309,177.

Cash Flow used in Operating Activities

Operating activities in the six month period ended August 31, 2014 used cash of ($343,867) compared to ($1,746,228) in the six month period ended August 31, 2013. Significant changes in cash used in operating activities are outlined as follows:

•

Loss was ($1,653,557) compared to a loss of ($3,746,174) in the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in loss was due to a decrease in the operating expenses and a decrease in losses of other items.

The following non-cash items further adjusted the loss for the six month periods ended August 31, 2014 and August 31, 2013:

•	Accretion was $209,769 and $2,076,400 in the six month periods ended August 31, 2014 and August 31, 2013, respectively.
•	Amortization of deferred issuance costs was $922 and $20,059 in the six month periods ended August 31, 2014 and August 31, 2013, respectively.
•	Depreciation was $66 and $82 in the six month periods ended August 31, 2014 and August 31, 2013, respectively.
•	Interest expense on convertible debentures was $398,601 and $432,947 in the six month periods ended August 31, 2014 and August 31, 2013.
•

Fair value adjustment on warrants was ($37,276) and ($1,511,513) in the six month periods ended August 31, 2014 and August 31, 2013, respectively. The decrease in fair value adjustment on warrants was a result of the decrease in the number and the term of the outstanding warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the six month period ended August 31, 2014 as compared to the six month period ended August 31, 2013.

•	No stock-based compensation was issued $Nil and $36,002 in the six month periods ended August 31, 2014 and August 31, 2013, respectively.

The following changes in working capital items further adjusted the cash flow usage for the six month periods ended August 31, 2014 and August 31, 2013, respectively:

•

Receivables were ($894) and $36,000 in the six month periods ended August 31, 2014 and August 31, 2013, respectively. The small increase in receivables resulted in a smaller cash outflow in receivables compared to a prior decrease in receivables resulting in an increase in cash flow compared period over period.

•	Injunction bond inflow were $Nil and $350,000 in the six month periods ended August 31, 2014 and August 31, 2013, respectively.
•	Prepaid expenses were $47,778 and $98,202 in the six month periods ended August 31, 2014 and August 31, 2013, respectively, due to a decrease by the Company in prepaid expenses.
•

Trade payables and accrued liabilities were $690,724 and $128,862 in the six month periods ended August 31, 2014 and August 31, 2013, respectively. The increase in trade payables was due to the effect of a delay in payment of accounts payable and accrued liabilities compared to trade payables and accrued liabilities period over prior period.

Cash Flow used in Investing Activities

During the six month periods ended August 31, 2014 and August 31, 2013 there were no investing activities. In the period from inception (May 22, 2007) to August 31, 2014, investing activities utilized net cash of $2,590,000, primarily for mineral property acquisition costs.

Cash Flow provided by Financing Activities

During the six month period ended August 31, 2014, cash provided by financing activities consisted of (i) proceeds from debentures net of issue costs of $296,677 and $132,505 in the six month periods ended August 31, 2014 and August 31, 2013, (ii) Proceeds from issuance of common shares net of issuance costs of $Nil and $8,157 in the six month periods ended August 31, 2014 and August 31, 2013. (iii) Proceeds on subscriptions received of $12,500 and $Nil in the six month periods ended August 31, 2014 and August 31, 2013. In the period from inception (May 22, 2007) to August 31, 2014, financing activities provided net cash of $31,744,847, primarily from the sale of our equity securities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Not applicable.

Outstanding share data

At August 31, 2014, we had on a post-consolidation basis 109,490,859 issued and outstanding common shares, 9,166,812 outstanding stock options at a weighted average exercise price of CAD$0.57 per share, and 15,037,363 outstanding warrants at an exercise price of $0.12 and CAD$0.50 per share.

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

Stock-based Compensation

We account for Stock-Based Compensation under ASC 718 “Compensation Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2014 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of August 31, 2014.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting׆ is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrants board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration(2)
3.1.2	Certificate of Modification, dated January 21, 1994(2)
3.1.3	Certificate of Modification, dated November 11, 1996(2)
3.1.4	Certificate of Modification, dated June 16, 2004(2)
3.1.5	Certificate of Modification, dated October 17, 2007(2)
3.1.6	Certificate of Modification, dated November 10, 2009(2)
3.1.7	Certificate of Continuation, dated April 26, 2011(3)
3.1.8	Notice of Articles, dated May 31, 2012(3)
3.2	Articles(1)

Exhibit No.	Document
3.3	Articles as altered on September 12, 2013(13)
4.1	Share Option Plan dated August 25, 2011(1)
4.2	Share Rights Plan(1)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008(2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009(1)
10.3	Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009(3)
10.4	Amendment Agreement to Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010(1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010(1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010(3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010(3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011(3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011(3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012(3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012(2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012(2)
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012(4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012(5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012(5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012(6)
10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013(8)
10.18	Form of Placement Agent Agreement (12)
10.19	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009(12)
10.20	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)

Exhibit No.	Document
10.21	Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009 (included in Exhibit 10.19)(12)
10.22	Amendment to Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
20.1	Advance Notice Policy, dated July 22, 2013(10)
21.1	Subsidiaries of the Issuer(14)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011(3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011(2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012(3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012(2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012(2)
99.6	Form of Convertible Debenture(7)
99.7	Consulting Agreement between Schlumpberger Inc. and Passport Potash Inc., dated June 3, 2013(9)

Notes:

(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on May 31, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on July 15, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on July 24, 2013 and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on August 23, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 4) as filed with the SEC on August 26, 2013 and incorporated herein by reference.
(13)	Field as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on October 15, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on June 13, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: October 21, 2014

By:	/s/ Bill Allred
Bill Allred
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)
Date: October 21, 2014