Form 10-Q
period 2014-11-30
PASSPORT POTASH INC
filed 2015-01-20
CIK 1508128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 109,490,859 shares of common stock as of January 15, 2015.

PASSPORT POTASH INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

The following unaudited interim consolidated financial statements of Passport Potash Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three and nine months ended November 30, 2014 and 2013 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended February 28, 2014. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2014.

Passport Potash Inc.

Consolidated Financial Statements

Nine months Ended November 30, 2014

Expressed in United States Dollars

(Unaudited)

Passport Potash Inc.
Consolidated Balance Sheets
(Expressed in United States dollars)

	Notes	November 31,	February 28,
		2014	2014
ASSETS		(unaudited)
Current assets
Cash		$2,344	$49,062
Receivables		11,671	4,853
Prepaid expenses		31,254	113,554
Deferred issuance costs		5,472	3,598
Total current assets		50,741	171,067

Equipment	2	561	660
Unproven mineral properties	3	1,600,000	1,600,000
Reclamation deposits	3	15,000	15,000
Total non-current assets		1,615,561	1,615,660

TOTAL ASSETS		$1,666,302	$1,786,727

LIABILITIES
Current liabilities
Trade payables and accrued liabilities	6	$1,990,969	$980,983
Convertible debentures	4	-	553,233
Convertible debentures – subscriptions received	4	112,250	95,000
Derivative liability	8	2,006	42,007
Loans	5	375,882	546,242
Total current liabilities		2,481,107	2,217,465

Convertible debentures	4	6,226,045	5,000,889
Total non-current liabilities		6,226,045	5,000,889

TOTAL LIABILITIES		8,707,152	7,218,354

STOCKHOLDERS’ DEFICIENCY
Common stock – Unlimited authorized without par value	7	35,569,788	35,032,933
Additional paid-in capital		17,073,970	16,922,064
Accumulated deficit		(59,684,608)	(57,386,624)
TOTAL STOCKHOLDERS’ DEFICIENCY		(7,040,850)	(5,431,627)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		$1,666,302	$1,786,727

Commitments and contingencies (Notes 1 and 3)
Subsequent events (Note 10)

On behalf of the Board of Directors:

“Joshua Bleak”	”John Eckersley”
Director	Director

See accompanying notes to the consolidated financial statements	F-2

Passport Potash Inc.
Consolidated statement of operations - unaudited
(Expressed in United States dollars)

				Nine months periods
		Three months periods ended		ended

		November	November 30,	November	November 30,
	Note	30, 2014	2013	31, 2014	2013
Operating Expenses
Administration	6	$12,657	$15,036	$41,757	$100,496
Advertising		3,093	11,201	13,854	83,744
Business development		31,206	48,292	56,811	288,777
Consulting fees	6	37,500	227,741	187,500	558,716
Depreciation	2	33	41	99	123
Foreign exchange loss		(18,245)	(9,912)	13,997	9,393
Investor relations		21,514	72,963	81,771	213,653
Management fees	6	160,409	163,123	482,784	575,238
Mineral property impairment		-	-	-	-
Mineral property option payments and exploration costs	3, 6	88,712	323,603	450,184	1,399,961
Office and miscellaneous		17,433	25,545	36,801	60,915
Professional fees		24,605	18,779	58,165	294,636
Property investigation costs		-	-	-	-
Transfer agent and filing fees		6,706	19,058	44,363	78,158
		(385,623)	(915,470)	(1,468,086)	(3,663,810)
Other items
Accretion expense	4	(103,008)	(1,035,052)	(312,777)	(3,111,452)
Change in fair value of
derivative liability	8	2,725	54,711	40,001	1,566,224
Interest income		-	-	-	-
Interest expense on convertible debentures	4	(158,521)	(216,363)	(557,122)	(649,310)
Gain (loss) on debt settlement		-	-	-	-
Other income		-	-	-	-
		(258,804)	(1,196,704)	(829,898)	(2,194,538)

Net loss		$(644,427)	$(2,112,174)	$(2,297,984)	$(5,858,348)
Loss per share – basic and diluted		$(0.01)	$(0.02)	$(0.02)	$(0.06)
Weighted average number of shares outstanding– basic and diluted		109,490,859	91,809,694	109,096,633	91,802,397

See accompanying notes to the consolidated financial statements	F-3

Passport Potash Inc.
Consolidated statement of stockholders’ deficiency - Unaudited
(Expressed in United States dollars)

	Common Stock

	Number of		Additional Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance at February 28, 2014	105,651,157	$35,032,933	$16,922,064	$(57,386,624)	$(5,431,627)
Net loss	-	-	-	(2,297,984)	(2,297,984)
Rounding upon stock split	140	-	-	-	-
Shares issued for convertible debentures exercised	3,839,562	460,748	-	-	460,748
Amount allocated to share purchase warrants on re- issuance of debenture	-	-	75,953	-	75,953
Amount allocated to beneficial conversion feature on re- issuance of debenture	-	-	75,953	-	75,953
Accretion of discount for future periods on exercised convertible debentures	-	58,052	-	-	58,052
Accretion of beneficial conversion feature for future periods on exercised convertible debentures	-	18,055	-	-	18,055
Balance at November 30, 2014	109,490,859	$35,569,788	$17,073,970	$(59,684,608)	$(7,040,850)

See accompanying notes to the consolidated financial statements	F-4

Passport Potash Inc.
Consolidated statements of cash flows - unaudited
(Expressed in United States dollars)

	Nine month period ended

	November 30,	November 30,
	2014	2013
Operating activities
Net loss	$(2,297,984)	$(5,858,348)
Adjustments for:
Accretion	312,777	3,111,452
Amortization of deferred issuance costs	1,449	29,533
Depreciation	99	123
Interest expense on convertible debentures	557,122	649,310
Fair value adjustment on warrants	(40,001)	(1,566,224)
Foreign exchange	-	-
Loss on debt settlement	-	-
Mineral property impairment	-	-
Mineral property option payments - shares	-	-
Other income	-	-
Stock-based compensation	-	368,905
Changes in non-cash working capital items:
Receivables	(6,818)	37,618
Injunction bond	-	350,000
Prepaid expenses	82,300	149,501
Trade payables and accrued liabilities	1,005,196	546,010
Net cash flows used in operating activities	(385,860)	(2,182,120)

Investing activities
Reclamation deposits	-	-
Long term deposits	-	-
Mineral property acquisition costs	-	-
Net cash flows used in investing activities	-	-

Financing activities
Debentures - net of issue costs	296,677	132,505
Proceeds on issuance of common shares -
net of issue costs	-	8,157
Proceeds from Loans	29,965	500,728
Subscriptions received	12,500	-
Net cash flows from financing activities	339,142	641,390
Decrease in cash	(46,718)	(1,540,730)
Cash, beginning	49,062	1,643,771

Cash, ending	$2,344	$103,041
Supplemental disclosures:

Cash paid for:
Income tax	$-	$-
Interest	$-	$-

See Note 9 for non-cash transactions.

See accompanying notes to the consolidated financial statements	F-5

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Passport Potash Inc. (the “Company”) was incorporated on August 11, 1987. The Company’s corporate jurisdiction is the province of British Columbia, Canada. The Company is engaged in the acquisition and exploration of mineral properties. The Company’s shares are listed on the TSX-Venture Exchange (“TSX-V”).

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial for the year ended February 28, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 28, 2014 included in the Company’s Form 10-K.

The Company’s unaudited consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $59,684,608 since inception. The Company has funded its operations through the issuance of capital stock and debt. In the longer term, the Company will also need to repay outstanding convertible debentures if these are not converted which have a maturity date of August 19, 2016. At November 30, 2014, the Company had cash of $2,344 and a working capital deficit of $2,430,366. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – EQUIPMENT

Equipment
Cost:
At November 30, 2014 and February 28, 2014	$34,527
Depreciation:
At February 28, 2014	$33,867
Charge for the period	99
At November 30, 2014	$33,966

Net book value:
At February 28, 2014	$660
At November 30, 2014	$561

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 3 – UNPROVEN MINERAL PROPERTIES

Holbrook Basin Project

	November		February 28,			February 28,
	30, 2014	Additions	2014		Additions	2013
Property acquisition costs
				$
Cash paid for property	$1,600,000	$-	$1,600,000		-	$1,600,000
Option payments and exploration costs

Assay	$309,680	$-	$309,680		$26,603	$283,077
Drilling and related costs	8,992,677	12,843	8,979,834		456,640	8,523,194
Geological consulting	3,410,707	162,000	3,248,707		757,676	2,491,031
License and filing	700,208	55,558	644,650		200,974	443,676
Option payments	6,362,855	-	6,362,855		-	6,362,855
Project administration	3,380,604	219,783	3,160,821		482,375	2,678,446
Recovery	(112,668)	-	(112,668)		-	(112,668)

	$23,044,063	$450,184	$22,593,879		$1,924,268	$20,669,611

The Company acquired mineral claims in the Holbrook Basin Project through the following agreements:

South West Exploration Property, Arizona
On September 30, 2008, as amended, the Company entered into an option agreement to purchase 100% of certain mining claims located in the Holbrook Basin region of Arizona, USA. In terms of the Southwest Option Agreement, the Company:

  made cash payments of $575,000 in stages;
  issued 1,000,000 share purchase options with a fair value of $61,152;
  issued 8,181,000 shares in stages with a fair value of $551,921; and
  incurred property expenditures of $200,000.

During the year ended February 29, 2012, the Company purchased the 1% Net Smelter Royalty (“NSR”) for $1 million. The Company now owns a 100% interest, with no NSR, in the South West Exploration Property.

At November 30, 2014, the Company had a reclamation bond of $15,000 (February 28, 2014: $15,000) for work done on the South West Exploration Property.

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

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

Twin Butte Ranch Property, Arizona (cont’d)

Details of the payments under the agreement are as follows:

a)	A payment of $50,000 and $10,000 legal costs on or before November 26, 2009 (paid);
b)	A payment of $25,000 on September 17, 2010 (paid);
c)	A payment of $75,000 on December 1, 2010 (paid);
d)	A payment of $150,000 on August 28, 2011 (paid);
e)	A payment of $200,000 on August 28, 2012 (paid);
f)	A payment of $250,000 on earlier of December 1, 2013 or within thirty days of closing a financing of at least $5,000,000 (not paid);
g)	A payment of $250,000 on August 28, 2014 (not paid); and
h)	A payment of $250,000 on May 1, 2015.

The Company has not made the required $250,000 payments that were due on December 1, 2013 and August 28, 2014; therefore, there are past-due payment obligations. On April 17, 2014, the Company was served a notice of breach that it did not remedy within 30 days. The optionor may now terminate the option at their discretion.

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
(Expressed in United States dollars)
For the nine months ended November 30, 2014

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

On October 30, 2012 the Company entered into an amended option agreement (the “Amendment Agreement”) to acquire 100% undivided legal and beneficial interest in and to the Ringbolt Property, free and clear of all encumbrances in exploration leases, according to the following terms:

1.	The Company will pay to the optionors a total of $3,850,000 according to the following schedule:
a)	$150,000 upon execution of the Amendment Agreement (paid);
b)	$2,450,000 upon TSX-V approval (paid); and
c)	$1,250,000 on or before October 31, 2014 (not paid).

2.	The Company issue 750,000 common shares to the optionors upon TSX-V approval (issued with a fair value of $168,291).

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

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

On October 20, 2014, the Company provided formal written notice to the Optionors that it was abandoning the option granted to it in the option agreement. Therefore, the Company has no further obligations to make any option payments.

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

Under the JEA, the Company is responsible for all costs, charges and expenses incurred in connection with the exploration program.

The JEA automatically terminated at 5:00 PM Arizona time on October 15, 2014.

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 3 – UNPROVEN MINERAL PROPERTIES (Cont’d)

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
e)	A payment of $1,000,000 to be paid on or before December 31, 2014 (not paid); and
f)	The balance of $14,000,000 to be paid on the closing of the sale which is on or before June 30, 2015.

The Company has not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013 and $1,000,000 due on December 31, 2014; therefore, there are past-due payments and $975,000 capitalized to long-term deposits has been written-off as at the year ended February 28, 2014. The Company is currently in negotiations to amend the agreement.

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

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 4 – CONVERTIBLE PROMISORY NOTES PAYABLE (Cont’d)

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

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 4 – CONVERTIBLE PROMISORY NOTES PAYABLE (Cont’d)

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

In connection with this issuance of debentures, the Company also incurred filing fee costs of $1,070, of which $502 was recorded as deferred debt issuance costs and $568 was charged to additional paid-in capital. (See also Tranche III – Amended)

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

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 4 – CONVERTIBLE PROMISORY NOTES PAYABLE (Cont’d)

Tranche II - Amended (Cont’d)
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

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 4 – CONVERTIBLE DEBENTURES (Cont’d)

	November 30,	February 28,
Convertible Debentures – Tranche I to III & Tranche V	2014	2014
Opening balance	$5,554,122	$1,624,128
Subscriptions received	500,000	485,000
Detachable share purchase warrants – amended	(75,953)	(974,504)
Intrinsic beneficial conversion feature - amended	(75,953)	(483,358)
Exercised – transfer to share capital	(536,855)	(5,000)
Accretion	312,777	4,049,613
Interest	552,372	858,243
Interest payable and transferred to accounts payable	(4,465)	-
Closing balance	$6,226,045	$5,554,122

The difference between the amount recorded to the convertible debentures on initial recognition and the value at maturity will be accreted using the effective interest rate method. During the period ended November 30, 2014, $552,372 (year ended February 28, 2014 - $4,049,613) was expensed as a non-cash interest charge.

Subscriptions Received
The Company holds subscriptions of $112,250 (2014 - $95,000) towards convertible debenture offerings.

NOTE 5 – LOANS
Loans comprise certain advances from third parties and related parties (Note 6). As at November 30, 2014, the loans have no fixed repayment terms, are unsecured and do not bear interest.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party balances
The following amounts due to related parties are included in trade payables and accrued liabilities:

	November
	30,	February 28,
	2014	2014
Directors, officers and companies controlled by directors and officers of the Company	$1,306,776	$434,838

The following amounts due to related parties are included in loans:

		November 30,	February 28,
	Note	2014	2014
Director	5	$215,000	$200,000
Companies controlled by directors and officers of the Company	5	43,292	46,264

		$258,292	$246,264

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS (Cont’d)

Related party balances (Cont’d)
The following convertible debentures are outstanding to:

		November 30,	February 28,
	Note	2014	2014
Companies controlled by directors and officers of the Company	4	$230,000	$200,000
Significant investor of the Company	4	$4,410,000	$-
		$4,640,000	$200,000

Related party transactions

The Company incurred the following transactions with directors, officers, significant investors and companies that are controlled by directors and officers of the Company.

	Nine month period ended
	November 30,	November 30,
	2014	2013
Administration	$-	$54,266
Consulting fees	112,500	388,811
Management fees	360,000	575,238
Mineral exploration costs	333,000	660,034
Convertible Debenture V issued	500,000	-
	$1,305,500	$1,678,349

NOTE 7 – COMMON STOCK

Share Issuances:
During the period ended November 30, 2014, the Company issued 3,839,562 shares pursuant to $460,748 of convertible debentures being converted to shares at a price of $0.12 per share.

Stock options :

The Board of Directors has adopted a new fixed share option plan (the “2014 Plan”) that provides the maximum aggregate number of common shares that may be reserved for issuance under the 2014 Plan at any point in time is 9,180,969, which represents 10% of the Company’s issued and outstanding common shares as at the date of the Company’s last annual shareholders meeting on September 12, 2013. All stock options outstanding under the previous 2011 rolling stock option plan were rolled into the 2014 Plan. The 2014 Plan is subject to TSX Venture Exchange approval, however, shareholder approval is not required as the 2014 Plan will not result at any time in the number of shares reserved for issuance under stock options exceeding 10% of the Company’s issued shares.

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 7 – COMMON STOCK (Cont’d)
Stock options : (Cont’d)

At November 30, 2014 and February 28, 2014 the following stock options were outstanding:

Number of	Exercise price
Options	CDN$	Expiry date
72,812	0.20	November 16, 2015
725,000	0.64	January 10, 2016
2,513,500	0.40	February 11, 2016
460,750	0.40	March 03, 2016
750,500	1.18	June 21, 2016
745,250	0.84	September 12, 2016
1,900,000	0.76	January 20, 2017
234,000	0.42	February 19, 2018
500,000	0.10	February 19, 2018
1,265,000	0.36	July 02, 2018
9,166,812

All options outstanding are exercisable. The weighted average remaining contractual life of the outstanding stock options is 0.96 years and the weighted average exercise price is CDN$0.57.

Share purchase warrants
At November 30, 2014 and February 28, 2014 the following share purchase warrants were outstanding:

Number of	Exercise price		Expiry date
Warrants	CDN$	USD$
561,013	0.50		February 19, 2018
14,476,350		0.12	August 19, 2016

15,037,363 *

* There is a potential for additional 4,166,667 Warrants to be issued exercisable at $0.12 until May 29, 2018 upon the exercise of the convertible debenture described under convertible debenture V option (a) – Note 4.

NOTE 8 – DERIVATIVE LIABILITY

	Nine months	Year ended
	ended
	November 30,	February 28,
	2014	2014
Balance, beginning	$42,007	$1,619,786
Fair value of warrants exercised	-	(2,813)
Fair value change of warrants	(40,001)	(1,574,966)
Balance, ending	$2,006	$42,007

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency (Canadian dollars) other than the functional currency of the Company. The derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability.

Passport Potash Inc.
Notes to the consolidated financial statements - unaudited
(Expressed in United States dollars)
For the nine months ended November 30, 2014

NOTE 8 – DERIVATIVE LIABILITY (Cont’d)

Details of these warrants and their fair values are as follows:

		November 30, 2014		February 28, 2014
Exercise
	Price	Number		Number
Issued	($CDN)	Outstanding	Fair Value	Outstanding	Fair Value
February 19, 2013	$0.50	556,249	$2,006	556,250	$42,007

The fair value of the share purchase warrants was calculated using the Black-Scholes Option Pricing Model using the following assumptions: Expected dividend yield – 0% (2014: 0%); Expected stock price volatility – 118% (2014: 119%) Risk-free interest rate – 1.25% (2014: 1.52%); Expected life of share purchase warrants – 3.22 years (2014: 0.87 -3.97 years).

NOTE 9 – NON CASH TRANSACTIONS

The Company incurred the following non-cash transactions that are not reflected in the statements of cash flows:

	Year ended
	November 30,	February 28,
	2014	2014
Fair value of shares issued for debt	$-	$1,367,499
Shares issued for convertible debentures exercised	460,748	5,000
	$460,748	$1,372,499

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

Item 2.        Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended November 30, 2014 and 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended November 30, 2014 and 2013. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on June 13, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2014 audited financial statements, which were attached to our annual report on Form 10-K for the fiscal year ended February 28, 2014 filed with the SEC on June 13, 2014. The results of operations for the periods ended November 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Our head and principal office is located at 608 - 1199 West Pender Street, Vancouver, British Columbia, Canada, V6E 2R1.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral resource properties. We currently have an interest in or have the right to earn an interest in seven properties: Southwest Exploration Property, Twin Butte Ranch, Sweetwater/American Potash, Mesa Uranium, Joint Exploration Agreement with the Hopi Tribe, Fitzgerald Ranch and Joint Exploration Agreement with HNZ Potash, which are all located in Arizona. We are currently in default under the option agreement to acquire the Twin Buttes Ranch and in arrears under the purchase agreement to acquire the Fitzgerald Ranch, however, we are in continuing negotiations to either amend these agreements or enter into new agreements. We have not established any proven or probable reserves on our mineral property interests and we are not in actual development or production of any mineral deposit at this time. We are an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

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

The Company has not made the required $250,000 payments that were due on December 1, 2013 and August 28, 2014; therefore, there are past-due payment obligations. On April 17, 2014, we were served a notice of breach that we did not remedy within 30 days. Therefore, Twin Buttes Ranch, LLC may now terminate the option at its discretion, which would also terminate the Lease, however, we have not received notice of termination from Twin Buttes Ranch, LLC. We are continuing negotiations to either amend the Option Agreement or enter into a new option agreement, however, the risk remains that we may not be successful in completing either an amendment to the Option Agreement or entering into a new option agreement.

The Option Agreement currently provides that upon exercise to purchase the entire Twin Butte Ranch, we must deliver a certified cheque in the amount of $1,000 on or before 5pm (Arizona time), January 6, 2016 (the option expiry date), followed by a payment of $19,999,000 within thirty days.

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

The amendment agreement and the second amendment agreement to the Ringbolt Option Agreement were approved by the TSX Venture Exchange on February 27, 2013, and all payments except the $1,250,000 that was due on October 31, 2014, have been paid.

According to the terms of the Ringbolt Option Agreement, we had the right at any time to abandon the option with written notice to the Optionors, which we provided such notice to abandon the option on October 20, 2014. Therefore, we have no further obligations under the Ringbolt Option Agreement to make any option payments.

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

The JEA automatically terminated at 5:00 PM Arizona time on the Automatic Termination Date.

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

	(iii)	a payment of $1,000,000 to be paid on December 31, 2014 (not paid); and

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

We have not made the required $500,000 payments that were due on October 31, 2013 and December 31, 2013 and the $1,000,000 due on December 31, 2014; therefore, the Amended and Restated Agreement is past-due and $975,000 capitalized to long-term deposits has been written-off as at the year ended February 28, 2014. We are in continuing negotiations to either amend the Amended and Restated Agreement or entire into a new purchase agreement. No default notice has been issued under the Amended and Restated Agreement but the risk remains that we may not be successful in completing either an amendment to the Amended and Restated Agreement or entering into a new purchase agreement.

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

Employees

As at November 30, 2014, we have one employee, however, we have 10 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

Results of Operations

The following table sets forth our results of operations for the three and nine month periods ended November 30, 2014 and November 30, 2013.

		Three months periods		Nine months periods
		ended		ended

	Note	November	November	November	November
		30, 2014	30, 2013	30, 2014	30, 2013

Operating Expenses
Administration	6	$12,657	$15,036	$41,757	$100,496
Advertising		3,093	11,201	13,854	83,744
Business development		31,206	48,292	56,811	288,777
Consulting fees	6	37,500	227,741	187,500	558,716
Depreciation	2	33	41	99	123
Foreign exchange loss		(18,245)	(9,912)	13,997	9,393
Investor relations		21,514	72,963	81,771	213,653
Management fees	6	160,409	163,123	482,784	575,238
Mineral property impairment		-	-	-	-
Mineral property option payments and exploration costs	3, 6	88,712	323,603	450,184	1,399,961
Office and miscellaneous		17,433	25,545	36,801	60,915
Professional fees		24,605	18,779	58,165	294,636
Property investigation costs		-	-	-	-
Transfer agent and filing fees		6,706	19,058	44,363	78,158
		(385,623)	(915,470)	(1,468,086)	(3,663,810)
Other items
Accretion expense	4	(103,008)	(1,035,052)	(312,777)	(3,111,452)
Change in fair value of derivative liability	8	2,725	54,711	40,001	1,566,224
Interest income		-	-	-	-
Interest expense on convertible debentures	4	(158,521)	(216,363)	(557,122)	(649,310)
Gain (loss) on debt settlement		-	-	-	-
Other income		-	-	-	-
		(258,804)	(1,196,704)	(829,898)	(2,194,538)

Net loss		$(644,427)	(2,112,174)	$(2,297,984)	(5,858,348)
Loss per share – basic and diluted		$(0.01)	$(0.02)	$(0.02)	$(0.06)
Weighted average number of shares outstanding– basic and diluted		109,490,859	91,809,694	109,096,633	91,802,397

Results of Operations for the three month periods ended November 30, 2014 and 2013

Revenues
During three month periods ended November 30, 2014 and November 30, 2013, respectively, we did not generate any revenues.

Operating Expenses
Operating expenses incurred during the three month period ended November 30, 2014 were $385,623 as compared to $915,470 during the three month period ended November 30, 2013. Significant changes and expenditures are outlined as follows:

  Administration expenses were $12,657 and $15,036 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease of $2,379 was mainly due to decrease in payment for administration expenses as decrease in invoicing during the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.
  Advertising expenses were $3,093 and $11,201 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to less promotion purposes related to our market awareness during the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.
  Business Development expenses were $31,206 and $48,292 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease of $17,086 was due to less travel expenses and attending conventions during the three month period ended November 30, 2014.
  Consulting fees were $37,500 and $227,741 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease of $190,241 was mainly due to less payment for consulting fees during the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.
  Depreciation expense was $33 and $41 for the three month periods ended November 30, 2014 and November 30, 2013, respectively.
  Foreign exchange gain was $18,245 and $9,912 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The increase in foreign exchange gain of $8,333 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.
  Investor relations expenses were $21,514 and $72,963 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was mainly due to cost saving efforts during the three month period ended November 30, 2014.
  Management fees were $160,409 and $163,123 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in management fees was mainly due to less management fees paid during the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.
  Mineral property impairment costs were $Nil and $Nil for the three month periods ended November 30, 2014 and November 30, 2013, respectively. There were no mineral property impairment charges expensed during the three month period ended November 30, 2014 and November 30, 2013.
  Mineral property option payments and exploration costs were $88,712 and $323,603 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to the Company incurring less exploration costs during the three month period ended November 30, 2014.
  Office and miscellaneous expenses were $17,433 and $25,545 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to the decrease in operating activities during the three month period ended November 30, 2014.
  Professional fees were $24,605 and $18,779 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The increase was mainly due to a decrease in provision for audit fees and an increase in regulatory filings and legal proceedings with respect to our operating activities during the three month period ended November 30, 2014.

  Property investigation costs were $Nil and $Nil for the three month periods ended November 30, 2014 and November 30, 2013, respectively. There were no activities in new property acquisition during the three month period ended November 30, 2014 and November 30, 2013.
  Transfer agent and filing fees were $6,706 and $19,058 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.

Other Items
During the three month period ended November 30, 2014, our other items accounted for $258,804 in expenses as compared to $1,196,704 in expenses for the three month period ended November 30, 2013. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was $103,008 and $1,035,052 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in accretion expense was mainly due to the lower values of discount on debenture and beneficial conversion feature upon conversion of debentures and the longer term, for accretion of the beneficial conversion feature and accretion of the discount in connection with the convertible debentures, which resulted in a decrease in the accretion during the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.
  Change in fair value of derivative liability was $2,725 and $54,711 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The change in fair value of derivative liability was due to a decrease in the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.
  Interest income was $Nil and $Nil for the three month periods ended November 30, 2014 and November 30, 2013, respectively. There were no funds invested in interest bearing instruments during the three month period ended November 30, 2014 and November 30, 2013.
  Interest expense on convertible debentures was $158,521 and $216,363 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in interest expense was mainly due to the lower interest rate during the three month period, for charging interest in connection with the convertible debentures, which resulted in a decrease in the interest expense on convertible debentures in the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.
  Gain on debt settlement and other income was $Nil and $Nil for the three month periods ended November 30, 2014 and November 30, 2013, respectively. There were no activities in debt settlement or other income during the three month period ended November 30, 2014 and November 30, 2013.

Net Income (Loss)
The net loss was $644,427 and $2,112,174 for the three month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in net loss of $1,467,747 resulted from the decrease in operating expenses of $529,847 and the decrease in expenses in other items of $937,900 in the three month period ended November 30, 2014, compared to the three month period ended November 30, 2013.

Results of Operations for the nine month periods ended November 30, 2014 and 2013

Revenues
During nine month periods ended November 30, 2014 and November 30, 2013, respectively, we did not generate any revenues.

Operating Expenses
Operating expenses incurred during the nine month period ended November 30, 2014 were $1,468,086 as compared to $3,663,810 during the nine month period ended November 30, 2013. Significant changes and expenditures are outlined as follows:

  Administration expenses were $41,757 and $100,496 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease of $58,739 was mainly due to $42,286 in stock based compensation included in November 30, 2013 expense and a further $16,453 decrease in payment for administration expenses as a decrease in invoicing during the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.
  Advertising expenses were $13,854 and $83,744 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to less promotion purposes related to our market awareness during the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.
  Business Development expenses were $56,811 and $288,777 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease of $231,966 was due to less travel expenses and attending conventions during the nine month period ended November 30, 2014.
  Consulting fees were $187,500 and $558,716 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease of $371,216 was mainly due to less payment for consulting fees and $84,571 less stock-based compensation paid, during the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.
  Depreciation expense was $99 and $123 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively.
  Foreign exchange loss was $13,997 and $9,393 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The increase in foreign exchange loss of $4,604 was due to fluctuations in the USD and CAD exchange rate and the translation of non-monetary assets.
  Investor relations expenses were $81,771 and $213,653 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was mainly due to cost saving efforts during the nine month period ended November 30, 2014.
  Management fees were $482,784 and $575,238 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in management fees was mainly due to $84,571 stock- based compensation included in November 30, 2013 expenses and $7,883 less management fees paid during the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.
  Mineral property impairment costs were $Nil and $Nil for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. There were no mineral property impairment during the nine month periods ended November 30, 2014 and November 30, 2013.
  Mineral property option payments and exploration costs were $450,184 and $1,399,961 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to the Company incurring less exploration costs and $157,477 less stock-based compensation paid, during the nine month period ended November 30, 2014.
  Office and miscellaneous expenses were $36,801 and $60,915 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to the decrease in operating activities during the nine month period ended November 30, 2014.
  Professional fees were $58,165 and $294,636 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was mainly due to a decrease in operating activities, regulatory filings and legal proceedings with respect to our operating activities during the nine month period ended November 30, 2014.
  Property investigation costs were $Nil and $Nil for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. There were no activities in new property acquisition during the nine month period ended November 30, 2014 and November 30, 2013.
  Transfer agent and filing fees were $44,363 and $78,158 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease was due to a decrease in the services being provided by the transfer agent during the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.

Other Items
During the nine month period ended November 30, 2014, our other items accounted for $829,898 in expenses as compared to $2,194,538 in expenses for the nine month period ended November 30, 2013. The significant changes in other items income (expenses) are outlined as follows:

  Accretion expense was $312,777 and $3,111,452 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in accretion expense was mainly due to the lower values of discount on debenture and beneficial conversion feature upon conversion of debentures and the longer term, for accretion of the beneficial conversion feature and accretion of the discount in connection with the convertible debentures, which resulted in a decrease in the accretion during the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.
  Change in derivative liability was $40,001 and $1,566,224 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The change in derivative liability was due to a decrease in the number and the outstanding term of the warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.
  Interest income was $Nil and $Nil for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. There were no funds invested in interest bearing instruments during the nine month period ended November 30, 2014 and November 30, 2013.
  Interest expense on convertible debentures was $557,122 and $649,310 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in interest expense was mainly due to the lower interest rate during the nine month period, for charging interest in connection with the convertible debentures, which resulted in a decrease in the interest expense on convertible debentures in the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.
  Gain on debt settlement and other income was $Nil and $Nil for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. There were no activities in debt settlement or other income during the nine month period ended November 30, 2014 and November 30, 2013.

Net Income (Loss)
The net loss was $2,297,984 and $5,858,348 for the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in net loss of $3,560,364 resulted from the decrease in operating expenses of $2,195,724 and the decrease in expenses in other items of $1,364,640 in the nine month period ended November 30, 2014, compared to the nine month period ended November 30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of November 30, 2014 and February 28, 2014:

	As of November 30, 2014	As of February 28, 2014
	(unaudited)	(audited)

Cash reserves	$2,344	$49,062

Working capital (deficit)	($2,430,366)	($2,046,398)

As at November 30, 2014, our current assets were $50,741 and our current liabilities were $2,481,107 resulting in a working capital deficit of $2,430,366. Our current assets as at November 30, 2014 consisted of cash and cash equivalents of $2,344, receivables of $11,671, prepaid expenses of $31,254 and deferred issuance costs of $5,472. Our current liabilities as at November 30, 2014 consisted of trade payables and accrued liabilities of $1,990,969, convertible debentures – subscriptions received of $112,250, derivative liability of $2,006 and loans of $375,882.

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

As at November 30, 2014 we also had non-current liabilities of $6,226,045 compared to February 28, 2014 of $5,000,889. Our non-current liabilities at November 30, 2014 and February 28, 2014 consisted of convertible debentures.

During the nine month period ended November 30, 2014, we received cash of $296,677 (2013: $132,505) for debentures issued – net of issue costs and received $Nil for stock issuances – net of issuance costs (2013: $8,157). At November 30, 2014, we had an aggregate of 15,037,363 (2013: 25,484,073) share purchase warrants exercisable, 561,013 for CAD$0.50 per share and 14,476,350 for USD$0.12 (2013: 10,956,782 between CAD$0.40 and CAD$0.50) per share and (2013: 14,527,291 for USD$0.38 per share), which have the potential upon exercise to convert to approximately CAD$280,506 (2013: CAD$4,438,814) plus USD$1,737,162 (2013: USD$5,520,370) in cash over the next 1.8 years. There is also a potential further 4,166,667 warrants to be issued exercisable at $0.12 until May 29, 2018 upon the exercise of convertible debentures providing an additional $500,000. Further, as at November 30, 2014, a total of 9,166,812 (2013: 9,166,812) stock options exercisable between CAD$0.10 and CAD$1.18 (USD$0.09 and USD$1.03) per share which have the potential upon exercise to generate a total of approximately CAD$5,227,542 (2013:CAD$5,463,442) in cash over the next 3.5 years. There is no assurance that these securities will be exercised.

Deficit accumulated since inception of exploration stage increased from ($43,871,806) as at February 28, 2014 to ($46,169,790) as at November 30, 2014.

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

Therefore, based on the above, we anticipate that we will require a total of approximately $9,500,000 for our plan of operations over the next twelve months. At November 30, 2014, we had cash of $2,344 and a working capital deficit of $2,430,366. During the next twelve months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional equity financing in order to pursue our plan of operations for and beyond the next twelve months. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs, property acquisitions and repayment of debt going forward. In the absence of such financing, we will not be able to continue our planned property acquisitions and possibly our anticipated exploration programs and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to complete our planned property acquisitions.

Statement of Cash Flows

During the nine month period ended November 30, 2014, our net cash decreased by $46,718, which included net cash used in operating activities of ($385,860), net cash used in investing activities of $NIL and net cash provided by financing activities of $339,142.

Cash Flow used in Operating Activities

Operating activities in the nine month period ended November 30, 2014 used cash of ($385,860) compared to ($2,182,120) in the nine month period ended November 30, 2013. Significant changes in cash used in operating activities are outlined as follows:

  Loss was ($2,297,984) compared to a loss of ($5,858,348) in the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in loss was due to a decrease in the operating expenses and a decrease in losses of other items.

The following non-cash items further adjusted the loss for the nine month periods ended November 30, 2014 and November 30, 2013:

  Accretion was $312,777 and $3,111,452 in the nine month periods ended November 30, 2014 and November 30, 2013, respectively.
  Amortization of deferred issuance costs was $1,449 and $29,533 in the nine month periods ended November 30, 2014 and November 30, 2013, respectively.
  Depreciation was $99 and $123 in the nine month periods ended November 30, 2014 and November 30, 2013, respectively.
  Interest expense on convertible debentures was $557,122 and $649,310 in the nine month periods ended November 30, 2014 and November 30, 2013.
  Fair value adjustment on warrants was ($40,001) and ($1,566,224) in the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The decrease in fair value adjustment on warrants was a result of the decrease in the number and the term of the outstanding warrants denominated in Canadian dollars which resulted in a decrease in the derivative liability in the nine month period ended November 30, 2014 as compared to the nine month period ended November 30, 2013.
  No stock-based compensation was issued $Nil and $368,905 in the nine month periods ended November 30, 2014 and November 30, 2013, respectively.

The following changes in working capital items further adjusted the cash flow usage for the nine month periods ended November 30, 2014 and November 30, 2013, respectively:

  Receivables were ($6,818) and $37,618 in the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The increase in receivables resulted in a cash outflow in receivables compared to a prior increase in receivables resulting in a decrease in cash flow compared period over period.
  Injunction bond inflow were $Nil and $350,000 in the nine month periods ended November 30, 2014 and November 30, 2013, respectively.
  Prepaid expenses were $82,300 and $149,501 in the Nine month periods ended November 30, 2014 and November 30, 2013, respectively, due to a decrease by the Company in prepaid expenses.
  Trade payables and accrued liabilities were $1,005,196 and $546,010 in the nine month periods ended November 30, 2014 and November 30, 2013, respectively. The increase in trade payables was due to the effect of a delay in payment of accounts payable and accrued liabilities compared to trade payables and accrued liabilities period over prior period.

Cash Flow used in Investing Activities

During the nine month periods ended November 30, 2014 and November 30, 2013 there were no investing activities.

Cash Flow provided by Financing Activities

During the nine month period ended November 30, 2014, cash provided by financing activities consisted of (i) proceeds from debentures – net of issue costs of $296,677 and $132,505 in the nine month periods ended November 30, 2014 and November 30, 2013, (ii) Proceeds from issuance of common shares – net of issuance costs of $Nil and $8,157 in the nine month periods ended November 30, 2014 and November 30, 2013. (iii) Proceeds from loans of $29,965 and $500,728 in the nine month periods ended November 30, 2014 and November 30, 2013. (iv) Proceeds on subscriptions received of $12,500 and $Nil in the nine month periods ended November 30, 2014 and November 30, 2013.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Not applicable.

Outstanding share data

At November 30, 2014, we had on a post-consolidation basis 109,490,859 issued and outstanding common shares, 9,166,812 outstanding stock options at a weighted average exercise price of CAD$0.57 per share, and 15,037,363 outstanding warrants at an exercise price of $0.12 and CAD$0.50 per share.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Joshua Bleak (being our principal executive officer), and our Chief Financial Officer, Jeffrey Kirk (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2014 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.

Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of November 30, 2014.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended November 30, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit No.	Document
3.1.1	Certificate of Registration(2)
3.1.2	Certificate of Modification, dated January 21, 1994(2)
3.1.3	Certificate of Modification, dated November 11, 1996(2)
3.1.4	Certificate of Modification, dated June 16, 2004(2)
3.1.5	Certificate of Modification, dated October 17, 2007(2)
3.1.6	Certificate of Modification, dated November 10, 2009(2)
3.1.7	Certificate of Continuation, dated April 26, 2011(3)
3.1.8	Notice of Articles, dated May 31, 2012(3)
3.2	Articles(1)
3.3	Articles as altered on September 12, 2013(13)
4.1	Share Option Plan dated August 25, 2011(1)
4.2	Share Rights Plan(1)
4.3	Share Option Plan dated October 31, 2014(15)
10.1	Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 30, 2008(2)
10.2	Amendment No. 1 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated September 18, 2009(1)
10.3	Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated August 28, 2009(3)
10.4	Amendment Agreement to Option Agreement between Twin Buttes Ranch, LLC and Passport Potash Inc., dated September 7, 2010(1)
10.5	Amendment No. 2 to Mineral Property Option Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated October 1, 2010(1)
10.6	Mineral Property Option Agreement between Mesa Uranium Corp. and Passport Potash Inc., dated August 31, 2010(3)
10.7	Option of Arizona Exploration Leases Agreement between Sweetwater River Resources, LLC, American Potash, LLC and Passport Potash Inc., dated November 12, 2010(3)
10.8	Option Agreement between Ringbolt Ventures Ltd., Potash Green, LLC, Wendy Walker Tibbetts, Joseph J. Hansen and Passport Potash Inc., dated March 28, 2011(3)
10.9	Cooperative Agreement between Hopi Tribe and Passport Potash Inc., dated March 8, 2011(3)
10.10	Agreement between Southwest Exploration, Inc. and Passport Potash Inc., dated February 13, 2012(3)
10.11	Property Purchase Agreement between Fitzgerald Living Trust and Passport Potash Inc., dated May 7, 2012(2)
10.12	Joint Exploration Agreement between HNZ Potash, LLC and Passport Potash Inc., dated July 27, 2012(2)

Exhibit No.	Document
10.13	Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated October 30, 2012(4)
10.14	Joint Exploration Agreement between Passport Potash Inc. and The Hopi Tribe, dated effective November 1, 2012(5)
10.15	Amendment to Agreement to Purchase Real Estate between Passport Potash Inc. and the Fitzgerald Living Trust, dated November 8, 2012(5)
10.16	Second Amendment Agreement between Passport Potash Inc., North American Potash Developments Inc., Potash Green, LLC, Wendy Walker Tibbetts and Joseph J. Hansen, dated December 8, 2012(6)
10.17	Agreement to Amend and Restate Agreement to Purchase Real Estate between Fitzgerald Living Trust and Passport Potash Inc., dated May 29, 2013(8)
10.18	Form of Placement Agent Agreement (12)
10.19	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009(12)
10.20	Amendment to Option Agreement between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
10.21	Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated December 4, 2009 (included in Exhibit 10.19)(12)
10.22	Amendment to Mining Lease between Passport Potash Inc. and Twin Buttes Ranch, LLC, dated August 20, 2013(11)
20.1	Advance Notice Policy, dated July 22, 2013(10)
21.1	Subsidiaries of the Issuer(14)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.1	Consulting Agreement between Upstream Consulting and Passport Potash Inc., dated effective December 1, 2011(3)
99.2	Form of Professional Services Agreement between R. Dennis Ickes and Passport Potash Inc., dated December 14, 2011(2)
99.3	Consulting Agreement between Transnational Enterprises Ltd. and Passport Potash Inc., dated January 1, 2012(3)
99.4	Consulting Agreement between Double Jointed Solutions, LLC and Passport Potash Inc., dated January 16, 2012(2)
99.5	Consulting Agreement between Jerry Aiken and Passport Potash Inc., dated January 25, 2012(2)
99.6	Form of Convertible Debenture(7)
99.7	Consulting Agreement between Schlumpberger Inc. and Passport Potash Inc., dated June 3, 2013(9)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*

Exhibit No.	Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes:

(*)	Filed herewith.
(1)	Filed as an exhibit to our Registration Statement on Form 10 as filed with the SEC on June 29, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 1) as filed with the SEC on September 21, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form 10 (Amendment No. 2) as filed with the SEC on October 12, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 8, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 23, 2012 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on January 14, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on February 25, 2013 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on May 31, 2013 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on July 15, 2013 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on July 24, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on August 23, 2013 and incorporated herein by reference.
(12)	Filed as an exhibit to our Registration Statement on Form S-1/A (Amendment No. 4) as filed with the SEC on August 26, 2013 and incorporated herein by reference.
(13)	Field as an exhibit to our Quarterly Report on Form 10-Q as filed with the SEC on October 15, 2013 and incorporated herein by reference.
(14)	Filed as an exhibit to our Annual Report on Form 10-K as filed with the SEC on June 13, 2014 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K as filed with the SEC on November 5, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT POTASH INC.

By:	/s/ Joshua Bleak
Joshua Bleak
President, Chief Executive Officer and a director
(Principal Executive Officer)
Date: January 19, 2015

By:	/s/ Jeffrey Kirk
Jeffrey Kirk
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 19, 2015